Form 10-Q
period 2018-11-30
Longevity Acquisition Corp
filed 2019-01-11
CIK 1743858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of January 10, 2019, there were 5,270,000 ordinary shares, no par value, issued and outstanding.

LONGEVITY ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

LONGEVITY ACQUISITION CORPORATION

CONDENSED BALANCE SHEET

NOVEMBER 30, 2018

(Unaudited)

ASSETS
Current Assets
Cash	$801,987
Prepaid expenses and other current assets	94,508
Total Current Assets	896,495

Marketable securities held in Trust Account	40,201,112
Total Assets	$41,097,607

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities – Account payable and accrued expenses	$26,179
Total Current Liabilities	26,179

Deferred underwriting fee payable	1,000,000
Total Liabilities	1,026,179

Commitments

Ordinary shares subject to possible redemption, 3,489,597 shares at redemption value	35,071,420

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	—
Ordinary shares, no par value; unlimited shares authorized; 1,780,403 shares issued and outstanding (excluding 3,489,597 shares subject to possible redemption)	5,022,513
Accumulated deficit	(22,505)
Total Shareholders’ equity	5,000,008
Total Liabilities and Shareholders’ Equity	$41,097,607

The accompanying notes are an integral part of the unaudited condensed financial statements.

LONGEVITY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended November 30, 2018	For the Period from March 9, 2018 (inception) through November 30, 2018

Formation and operating costs	$216,669	$223,617
Loss from operations	(216,669)	(223,617)

Other income:
Interest income	210,129	210,129
Unrealized loss	(9,017)	(9,017)
Other income, net	201,112	201,112

Net Loss	$(15,557)	$(22,505)

Weighted average shares outstanding, basic and diluted (1)	1,761,302	1,391,404

Basic and diluted net loss per ordinary share (2)	$(0.11)	$(0.14)

(1)	Excludes an aggregate of up to 3,489,597 shares subject to possible redemption at November 30, 2018.
(2)	Excludes interest income of $175,450 attributable to shares subject to possible redemption for the three months ended November 30, 2018 and for the period from March 9, 2018 (inception) through November 30, 2018 (see Note 3).

The accompanying notes are an integral part of the unaudited condensed financial statements.

LONGEVITY ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 9, 2018 (INCEPTION) THROUGH NOVEMBER 30, 2018

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(22,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on securities held in Trust Account	(210,129)
Unrealized loss on securities held in Trust Account	9,017
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(94,508)
Accounts payable and accrued expenses	26,179
Net cash used in operating activities	(291,946)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(40,000,000)
Net cash used in investing activities	(40,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of founder shares to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	38,800,000
Proceeds from sale of Private Units	2,700,000
Proceeds from sale of unit purchase option	100
Payment of offering costs	(431,167)
Proceeds from promissory note - related party	202,415
Repayment of promissory note - related party	(202,415)
Net cash provided by financing activities	41,093,933

Net Change in Cash	801,987
Cash – Beginning	—
Cash – Ending	$801,987

Non-Cash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption	$35,086,980
Change in value of ordinary shares subject to possible redemption	$(15,560)
Deferred underwriting fee payable	$1,000,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2018

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

At November 30, 2018, the Company had not yet commenced any operations. All activity through November 30, 2018 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination.

The registration statement for the Initial Public Offering was declared effective on August 28, 2018. On August 31, 2018, the Company consummated the Initial Public Offering of 4,000,000 units (“Units” and, with respect to the ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $40,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 270,000 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to the Company’s sponsor, Whale Management Corporation (the “Sponsor”), and the underwriter of the Initial Public Offering generating gross proceeds of $2,700,000, which is described in Note 5.

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

Transaction costs relating to the Initial Public Offering amounted to $2,631,167, consisting of $1,200,000 of underwriting fees, $1,000,000 of deferred underwriting fees and $431,167 of offering costs. As of November 30, 2018, $801,987 of cash was held outside of the Trust Account and is available for working capital purposes.

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

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2018

(Unaudited)

The shareholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account ($10.00 per share, subject to increase of up to an additional $0.30 per share in the event that the Sponsor elects to extend the period of time to consummate a Business Combination (see below), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants or rights.

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

The Sponsor and the Company’s officers and directors and the underwriter (the “initial shareholders”) have agreed (a) to vote their founder shares, the ordinary shares included in the Private Units (the “Private Shares”) and any Public Shares purchased after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment, (c) not to redeem any shares (including the founder shares and Private Shares) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Memorandum and Articles of Association relating to shareholders’ rights of pre-Business Combination activity and (d) that the founder shares and Private Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the initial shareholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased after the Initial Public Offering if the Company fails to complete its Business Combination.

The Company will have until August 31, 2019 to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination by August 31, 2019, the Company may extend the period of time to consummate a Business Combination up to three times, each by an additional three months (for a total of 21 months to complete a Business Combination (the “Combination Period”)). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $400,000 ($0.10 per Unit), on or prior to the date of the applicable deadline, for each three month extension up to an aggregate of $1,200,000, or $0.30 per Unit.

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

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.00 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2018

(Unaudited)

NOTE 2. LIQUIDITY

As of December 31, 2018, the Company had $801,987 in its operating bank accounts, $40,201,112 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or convert shares in connection therewith and working capital of $870,316. As of December 31, 2018, approximately $201,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. To date the Company has not withdrawn any interest from the Trust Account in order to pay its taxes.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account primarily to pay the expenses of being a public company and to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and consummate a Business Combination.

Subsequent to the consummation of the Initial Public Offering, the Company entered into four consulting arrangements for services to help identify and introduce the Company to potential targets and provide assistance with due diligence, deal structuring and documentation of a Business Combination. These agreements provide for aggregate monthly fees of $26,000.

The Company may raise additional capital through loans or additional investments from the Sponsor, an affiliate of the Sponsor, or its officers and directors. The Company’s officers and directors and the Sponsor or its affiliates may, but are not obligated to, loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs.

The Company does not believe it will need to raise additional funds in order to meet expenditures required for operating its business. Neither the Sponsor or its affiliates, nor any of the officers or directors are under any obligation to advance funds to, or invest in, the Company. Accordingly, the Company may not be able to obtain additional financing. Should circumstances change and the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to suspending the pursuit of a potential transaction. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Even if the Company can obtain sufficient financing or raise additional capital, it only has until August 31, 2019 (or May 31, 2020, if fully extended) to consummate a Business Combination. There is no assurance that the Company will be able to do so prior to August 31, 2019 (or May 31, 2020, if fully extended).

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on August 29, 2018, as well as the Company’s Current Report Form 8-K, as filed with the SEC on September 7, 2018. The interim results for the period from March 9, 2018 (inception) through November 30, 2018 are not necessarily indicative of the results to be expected for the period from March 9, 2018 (inception) through February 28, 2019 or for any future periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of November 30, 2018.

Marketable securities held in Trust Account

At November 30, 2018, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2018

(Unaudited)

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at November 30, 2018, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of November 30, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net loss per ordinary share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at November 30, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 2,135,000 ordinary shares, (2) rights sold in the Initial Public Offering and private placement that convert into 427,000 ordinary shares, and (3) a unit purchase option sold to the underwriter that is exercisable for 240,000 ordinary shares, warrants to purchase 120,000 ordinary shares and rights that convert into 24,000 ordinary shares, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into ordinary shares are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods.

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2018

(Unaudited)

Reconciliation of net loss per ordinary share

The Company’s net loss is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended November 30,	For the Period from March 9, 2018 (inception) through November 30,
	2018	2018
Net loss	$(15,557)	$(22,505)
Less: Income attributable to ordinary shares subject to redemption	(175,450)	(175,450)
Adjusted net loss	$(191,007)	$(197,955)

Weighted average shares outstanding, basic and diluted	1,761,302	1,391,404

Basic and diluted net loss per ordinary share	$(0.11)	$(0.14)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At November 30, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 4,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one ordinary share, one right (“Public Right”) and one redeemable warrant (“Public Warrant”). Each Public Right will convert into one-tenth (1/10) of one ordinary share at the closing of a Business Combination (see Note 8). Each Public Warrant entitles the holder to purchase one-half (1/2) of one ordinary share at an exercise price of $11.50 per full share (see Note 8).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the Initial Public Offering, the Sponsor and the underwriter of the Initial Public Offering purchased an aggregate of 270,000 Private Units at a price of $10.00 per Private Unit, of which 250,000 Private Units were purchased by the Sponsor and 20,000 Private Units were purchased by the underwriter ($2,700,000 in the aggregate). The Private Units are identical to the Units sold in the Initial Public Offering, except for the private warrants (“Private Warrants”), as described in Note 8. The proceeds from the sale of the Private Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants and Private Rights will expire worthless.

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2018

(Unaudited)

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

In June 2018, the Company issued an aggregate of 1,150,000 founder shares to the Sponsor for an aggregate purchase price of $25,000 in cash. The founder shares included an aggregate of up to 150,000 shares that were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial shareholders did not purchase any Public Shares in the Initial Public Offering and excluding the Private Units and underlying securities). The underwriters’ election to exercise their over-allotment option expired unexercised on October 15, 2018 and, as a result, 150,000 Founder Shares were forfeited, resulting in 1,000,000 Founder Shares outstanding as of November 30, 2018.

The initial shareholders have agreed not to transfer, assign or sell any of the founder shares (except to certain permitted transferees) until the earlier of (i) one year after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing 150 days after a Business Combination, or earlier if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

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

Administrative Services Arrangement

An affiliate of a member of the Company’s Sponsor entered into an agreement commencing on August 28, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay such entity $10,000 per month for these services. For the three months ended November 30, 2018 and for the period from March 9, 2018 (inception) through November 30, 2018, the Company incurred $30,000 in fees for these services, of which $10,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheet.

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

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to three times, each by an additional three months (for a total of 21 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $400,000 ($0.10 per Unit), on or prior to the date of the applicable deadline, for each three month extension up to an aggregate of $1,200,000, or $0.30 per Unit. Any such payments would be made in the form of a loan. The terms of the promissory note to be issued in connection with any such loans have not yet been negotiated. If the Company completes a Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the initial shareholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination.

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2018

(Unaudited)

NOTE 7. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on August 28, 2018, the holders of the founder shares, Private Units (and their underlying securities) and any Units that may be issued upon conversion of the Working Capital Loans (and underlying securities) are entitled to registration rights. The holders of a majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. Notwithstanding the foregoing, the underwriter may not exercise its demand and “piggyback” registration rights after five (5) and seven (7) years after the effective date of the registration statement and may not exercise its demand rights on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 600,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. The underwriters’ election to exercise their over-allotment option expired unexercised on October 15, 2018.

The underwriters are entitled to a deferred fee of two and one-half percent (2.5%) of the gross proceeds of the Initial Public Offering, or $1,000,000. Pursuant to the Company's agreement with the underwriter, the Company will have the right to pay up to $400,000 of such amount to other advisors retained by the Company to assist the Company in connection with a Business Combination; provided, however, that the Company may, in its sole discretion, apply such 1.0% fee to other deal expenses instead.

NOTE 8. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended and Restated Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At November 30, 2018, there are no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At November 30, 2018, there were 1,780,403 ordinary shares issued and outstanding, excluding 3,489,597 ordinary shares subject to possible redemption.

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

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2018

(Unaudited)

Warrants — The Public Warrants will become exercisable on the later of (a) the consummation of a Business Combination or (b) August 28, 2019. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon the exercise of the Public Warrants is not effective within 90 days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2018

(Unaudited)

NOTE 9. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at November 30, 2018, indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	November 30, 2018
Assets:
Marketable securities held in Trust Account	1	$40,201,112

NOTE 10. SUBSEQUENT EVENTS

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through November 30, 2018 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target business for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended November 30, 2018 and for the period from March 9, 2018 (inception) through November 30, 2018, we had a net loss of $15,557 and $22,505, respectively, which consists of operating costs of $216,669 and $223,617, respectively, and an unrealized loss on marketable securities held in our Trust Account of $9,017, offset by interest income on marketable securities held in the Trust Account of $210,129.

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

For the period from March 9, 2018 (inception) through November 30, 2018, cash used in operating activities was $291,946, consisting primarily of net loss of $22,505 and interest earned on cash and marketable securities held in the Trust Account and not available for operations of $210,129, offset by an unrealized loss on marketable securities held in our Trust Account of $9,017. Changes in our operating assets and liabilities used cash of $68,329.

At November 30, 2018, we had marketable securities held in the Trust Account of $40,201,112. We intend to use substantially all of the funds held in the Trust Account (excluding deferred underwriting commissions and interest to pay taxes) to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses.

At November 30, 2018, we had cash of $801,987 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and consummate a Business Combination.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of November 30, 2018. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policy:

Ordinary shares subject to redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at November 30, 2018, the ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of November 30, 2018, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the trust account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 31, 2018, we consummated our Initial Public Offering of 4,000,000 units. The units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $40,000,000. Cantor Fitzgerald & Co. acted as the sole book running manager. The securities sold in the offering were registered under the Securities Act of 1933, as amended (“Securities Act”) on a registration statement on Form S-1 (No. 333-226699). The SEC declared the registration statement effective on August 28, 2018.

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

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGEVITY ACQUISTION CORPORATION

Date: January 11, 2019		/s/ Matthew Chen
	Name:	Matthew Chen
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: January 11, 2019		/s/ Teddy Zheng
	Name:	Teddy Zheng
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

