Form 10-Q
period 2019-05-31
Longevity Acquisition Corp
filed 2019-07-15
CIK 1743858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

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

As of July 10, 2019, there were 5,270,000 ordinary shares, no par value, issued and outstanding.

LONGEVITY ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of May 31, 2019 (unaudited) and February 28, 2019	1

	Condensed Statements of Operations for the Three Months Ended May 31, 2019 (unaudited) and for the Period from March 9, 2018 (inception) through May 31, 2018 (unaudited)	2

	Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three Months Ended May 31, 2019 (unaudited) and for the Period from March 9, 2018 (inception) through May 31, 2018 (unaudited)	3

	Condensed Statements of Cash Flows for the Three Months Ended May 31, 2019 (unaudited) and the Period from March 9, 2018 (inception) through May 31, 2018 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	18

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

SIGNATURES		20

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

LONGEVITY ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	May 31,	February 28,
	2019	2019
	(unaudited)
ASSETS
Current Assets
Cash	$438,585	$639,102
Prepaid expenses and other current assets	55,042	64,079
Total Current Assets	493,627	703,181

Marketable securities held in Trust Account	40,677,664	40,425,370
Total Assets	$41,171,291	$41,128,551

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities – Account payable and accrued expenses	$82,056	$48,887
Total Current Liabilities	82,056	48,887

Deferred underwriting fee payable	1,000,000	1,000,000
Total Liabilities	1,082,056	1,048,887

Commitments

Ordinary shares subject to possible redemption, 3,450,467 and 3,471,054 shares at redemption value at May 31, 2019 and February 28, 2019, respectively	35,089,234	35,079,661

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 1,819,533 and 1,798,946 shares issued and outstanding (excluding 3,450,467 and 3,471,054 shares subject to possible redemption) at May 31, 2019 and February 28, 2019, respectively	5,004,699	5,014,272
Accumulated deficit	(4,698)	(14,269)
Total Shareholders’ equity	5,000,001	5,000,003
Total Liabilities and Shareholders’ Equity	$41,171,291	$41,128,551

The accompanying notes are an integral part of the unaudited condensed financial statements.

LONGEVITY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended May 31, 2019	For the Period from March 9, 2018 (inception) through May 31, 2018

Operating and formation costs	$242,723	$2,350
Loss from operations	(242,723)	(2,350)

Other income:
Interest income	245,996	—
Unrealized gain	6,298	—
Other income	252,294	—

Net Income (Loss)	$9,571	$(2,350)

Weighted average ordinary shares outstanding, basic and diluted (1)	1,798,946	1,000,000

Basic and diluted net loss per ordinary share (2)	$(0.12)	$(0.00)

(1)	Excludes an aggregate of up to 3,450,467 shares subject to possible redemption at May 31, 2019 and an aggregate of 150,000 shares that were subject to forfeiture at May 31, 2018.
(2)	Excludes interest income of $217,629 attributable to shares subject to possible redemption for the three months ended May 31, 2019 (see Note 3).

The accompanying notes are an integral part of the unaudited condensed financial statements.

LONGEVITY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Ordinary Shares		Accumulated	Total Shareholder’s
	Shares	Amount	Deficit	Deficit
Balance – March 9, 2018 (inception)	—	$—	$—	$—
Issuance of ordinary share to Sponsor	1	—	—	—
Net loss	—	—	(2,350)	(2,350)
Balance – May 31, 2018	1	$—	$(2,350)	$(2,350)

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance – March 1, 2019	1,798,946	$5,014,272	$(14,269)	$5,000,003

Ordinary shares subject to possible redemption	20,587	(9,573)	—	(9,573)

Net income	—	—	9,571	9,571
Balance – May 31, 2019	1,819,533	$5,004,699	$(4,698)	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

LONGEVITY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended	For the Period from March 9, 2018 (inception) Through
	May 31,	May 31,
	2019	2018

Cash Flows from Operating Activities:
Net income (loss)	$9,571	$(2,350)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on securities held in Trust Account	(245,996)	—
Unrealized gain on securities held in Trust Account	(6,298)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	9,037	—
Accounts payable and accrued expenses	33,169	—
Net cash used in operating activities	(200,517)	(2,350)

Cash Flows from Financing Activities:
Payment of offering costs	—	(74,000)
Proceeds from promissory note - related party	—	76,350
Net cash provided by financing activities	—	2,350

Net Change in Cash	(200,517)	—
Cash – Beginning	639,102	—
Cash – Ending	$438,585	$—

Non-Cash investing and financing activities:
Change in value of ordinary shares subject to possible redemption	$9,573	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MAY 31, 2019

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

At May 31, 2019, the Company had not yet commenced any operations. All activity through May 31, 2019 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination.

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

Transaction costs relating to the Initial Public Offering amounted to $2,631,167, consisting of $1,200,000 of underwriting fees, $1,000,000 of deferred underwriting fees and $431,167 of offering costs. As of May 31, 2019, $438,585 of cash was held outside of the Trust Account and is available for working capital purposes.

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

MAY 31, 2019

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

The Sponsor and the Company’s officers and directors and the underwriter (the “initial shareholders”) have agreed (a) to vote their founder shares, the ordinary shares included in the Private Units (the “Private Shares”) and any Public Shares purchased after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment, (c) not to redeem any ordinary shares (including the founder shares and Private Shares) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any ordinary shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Memorandum and Articles of Association relating to shareholders’ rights of pre-Business Combination activity and (d) that the founder shares and Private Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the initial shareholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased after the Initial Public Offering if the Company fails to complete its Business Combination.

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

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MAY 31, 2019

(Unaudited)

NOTE 2. LIQUIDITY

As of May 31, 2019, the Company had $438,585 in its operating bank accounts, $40,677,664 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or convert shares in connection therewith and working capital of $411,571. As of May 31, 2019, approximately $678,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations, if any. To date the Company has not withdrawn any interest from the Trust Account in order to pay its taxes.

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

Subsequent to the consummation of the Initial Public Offering, the Company entered into four consulting arrangements for services to help identify and introduce the Company to potential targets and provide assistance with due diligence, deal structuring and documentation of a Business Combination. These agreements provide for aggregate monthly fees of approximately $29,000.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period from March 9, 2018 (inception) through February 28, 2019 as filed with the SEC on May 29, 2019, which contains the audited financial statements and notes thereto. The financial information as of February 28, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the period from March 9, 2018 (inception) through February 28, 2019. The interim results for the three months ended May 31, 2019 are not necessarily indicative of the results to be expected for the year ending February 28, 2020 or for any future interim periods.

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

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MAY 31, 2019

(Unaudited)

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of May 31, 2019 and February 28, 2019.

Marketable securities held in Trust Account

At May 31, 2019 and February 28, 2019, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of May 31, 2019 and February 28, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MAY 31, 2019

(Unaudited)

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

Net loss per ordinary share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at May 31, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such ordinary shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 2,135,000 ordinary shares, (2) rights sold in the Initial Public Offering and private placement that convert into 427,000 ordinary shares, and (3) a unit purchase option sold to the underwriter that is exercisable for 240,000 ordinary shares, warrants to purchase 120,000 ordinary shares and rights that convert into 24,000 ordinary shares, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into ordinary shares are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods.

Reconciliation of net loss per ordinary share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended May 31,	For the Period from March 9, 2018 (inception) through May 31,
	2019	2018
Net income (loss)	$9,571	$(2,350)
Less: Income attributable to ordinary shares subject to possible redemption	(217,629)	—
Adjusted net loss	$(208,058)	$(2,350)

Weighted average ordinary shares outstanding, basic and diluted	1,798,946	1,000,000

Basic and diluted net loss per ordinary share	$(0.12)	$(0.00)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. At May 31, 2019 and February 28, 2019, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MAY 31, 2019

(Unaudited)

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

In June 2018, the Company issued an aggregate of 1,150,000 founder shares to the Sponsor for an aggregate purchase price of $25,000 in cash. The founder shares included an aggregate of up to 150,000 shares that were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (assuming the initial shareholders did not purchase any Public Shares in the Initial Public Offering and excluding the Private Units and underlying securities). The underwriters’ election to exercise their over-allotment option expired unexercised on October 15, 2018 and, as a result, 150,000 Founder Shares were forfeited, resulting in 1,000,000 Founder Shares outstanding as of May 31, 2019 and February 28, 2019.

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

Administrative Services Arrangement

An affiliate of a member of the Company’s Sponsor entered into an agreement commencing on August 28, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay such entity $10,000 per month for these services. For the three months ended May 31, 2019, the Company incurred $30,000 in fees for these services, of which $20,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheets as of May 31, 2019 and February 28, 2019.

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MAY 31, 2019

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

NOTE 8. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended and Restated Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At May 31, 2019 and February 28, 2019, there are no preferred shares designated, issued or outstanding.

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MAY 31, 2019

(Unaudited)

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At May 31, 2019 and February 28, 2019, there were 1,819,533 and 1,798,946 ordinary shares issued and outstanding, excluding 3,450 467 and 3,471,054 ordinary shares subject to possible redemption, respectively.

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

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MAY 31, 2019

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at May 31, 2019 and February 28, 2019, indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	May 31, 2019	February 28, 2019
Assets:
Marketable securities held in Trust Account	1	$40,677,664	$40,425,370

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MAY 31, 2019

(Unaudited)

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

For the three months ended May 31, 2019, we had a net income of $9,571, which consists of interest income on marketable securities held in the Trust Account of $245,996 and an unrealized gain on marketable securities held in our Trust Account of $6,298, offset by operating costs of $242,723.

For the period from March 9, 2018 (inception) through May 31, 2018, we had a net loss of $2,350, which consists of operating and formation costs of $2,350.

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

For the three months ended May 31, 2019, cash used in operating activities was $200,517, consisting primarily of net income of $9,571, interest earned on cash and marketable securities held in the Trust Account and not available for operations of $245,996 and an unrealized gain on marketable securities held in our Trust Account of $6,298. Changes in our operating assets and liabilities provided cash of $42,206.

For the period from March 9, 2018 (inception) through May 31, 2018, cash used in operating activities was $2,350, consisting of a net loss of $2,350.

At May 31, 2019, we had marketable securities held in the Trust Account of $40,677,664. We intend to use substantially all of the funds held in the Trust Account (excluding deferred underwriting commissions and interest to pay taxes) to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses.

At May 31, 2019, we had cash of $438,585 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and consummate a Business Combination.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of May 31, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Ordinary shares subject to redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

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

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of May 31, 2019, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on May 29, 2019. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on May 29, 2019, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

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

LONGEVITY ACQUISTION CORPORATION

Date: July 15, 2019		/s/ Matthew Chen
	Name:	Matthew Chen
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: July 15, 2019		/s/ Teddy Zheng
	Name:	Teddy Zheng
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

