Form 10-Q
period 2019-08-31
Longevity Acquisition Corp
filed 2019-10-16
CIK 1743858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

As of October 15, 2019, there were 5,270,000 ordinary shares, no par value, issued and outstanding.

LONGEVITY ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of August 31, 2019 (unaudited) and February 28, 2019	1

	Condensed Statements of Operations for the Three and Six Months Ended August 31, 2019 (unaudited) and for the Three Months Ended August 31, 2018 and for the Period from March 9, 2018 (inception) through August 31, 2018 (unaudited)	2

	Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Six Months Ended August 31, 2019 (unaudited) and for the Three Months Ended August 31, 2018 and for the Period from March 9, 2018 (inception) through August 31, 2018 (unaudited)	3

	Condensed Statements of Cash Flows for the Six Months Ended August 31, 2019 (unaudited) and the Period from March 9, 2018 (inception) through August 31, 2018 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	18

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

SIGNATURES		21

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

LONGEVITY ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	August 31,	February 28,
	2019	2019
	(unaudited)
ASSETS
Current Assets
Cash	$139,755	$639,102
Prepaid expenses and other current assets	14,528	64,079
Total Current Assets	154,283	703,181

Marketable securities held in Trust Account	41,286,742	40,425,370
Total Assets	$41,441,025	$41,128,551

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Account payable and accrued expenses	$70,547	$48,887
Total Current Liabilities	70,547	48,887

Convertible promissory note – related party	400,000	—
Deferred underwriting fee payable	1,000,000	1,000,000
Total Liabilities	1,470,547	1,048,887

Commitments

Ordinary shares subject to possible redemption, 3,388,058 and 3,471,054 shares at redemption value at August 31, 2019 and February 28, 2019, respectively	34,970,469	35,079,661

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 1,881,942 and 1,798,946 shares issued and outstanding (excluding 3,388,058 and 3,471,054 shares subject to possible redemption) at August 31, 2019 and February 28, 2019, respectively	5,123,464	5,014,272
Accumulated deficit	(123,455)	(14,269)
Total Shareholders’ equity	5,000,009	5,000,003
Total Liabilities and Shareholders’ Equity	$41,441,025	$41,128,551

The accompanying notes are an integral part of the unaudited condensed financial statements.

LONGEVITY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,	For the Period from March 9, 2018 (inception) through August 31,
	2019	2018	2019	2018
Operating and formation costs	$327,835	$4,598	$570,558	$6,948
Loss from operations	(327,835)	(4,598)	(570,558)	(6,948)

Other income:
Interest income	209,002	—	454,998	—
Unrealized gain	76	—	6,374	—
Other income	209,078	—	461,372	—

Net Loss	$(118,757)	$(4,598)	$(109,186)	$(6,948)

Weighted average ordinary shares outstanding, basic and diluted (1)	1,819,533	1,000,000	1,809,240	1,000,000

Basic and diluted net loss per ordinary share (2)	$(0.16)	$(0.00)	$(0.28)	$(0.01)

(1)	Excludes an aggregate of up to 3,388,058 shares subject to possible redemption at August 31, 2019. Excludes an aggregate of 150,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full and excludes an aggregate of 3,508,698 shares subject to possible redemption for the three months ended August 31, 2018 and for the period from March 9, 2018 (inception) through August 31, 2018.
(2)	Excludes interest income of $177,089 and $390,782 attributable to shares subject to possible redemption for the three and six months ended August 31, 2019, respectively, (see Note 3).

The accompanying notes are an integral part of the unaudited condensed financial statements.

LONGEVITY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

THREE MONTHS ENDED AUGUST 31, 2018 AND FOR THE PERIOD FROM MARCH 9, 2018 (INCEPTION) THROUGH AUGUST 31, 2018

	Ordinary Shares		Accumulated	Total Shareholder’s (Deficit)
	Shares	Amount	Deficit	Equity
Balance – March 9, 2018 (inception)	—	$—	$—	$—

Issuance of ordinary share to Sponsor	1	—	—	—

Net loss	—	—	(2,350)	(2,350)
Balance – May 31, 2018	1	—	(2,350)	(2,350)

Cancellation of ordinary share to Sponsor	(1)	—	—	—

Issuance of founder shares to Sponsor	1,150,000	25,000	—	25,000

Sale of 4,000,000 Units, net of underwriting discounts and offering expenses	4,000,000	37,368,833	—	37,368,833

Sale of 270,000 Private Units	270,000	2,700,000	—	2,700,000

Proceeds from the sale of unit purchase option	—	100	—	100

Ordinary shares subject to redemption	(3,508,698)	(35,086,980)	—	(35,086,980)

Net loss	—	—	(4,598)	(4,598)
Balance – August 31, 2018	1,911,302	$5,006,953	$(6,948)	$5,000,005

THREE AND SIX MONTHS ENDED AUGUST 31, 2019

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance – March 1, 2019	1,798,946	$5,014,272	$(14,269)	$5,000,003

Change in value of ordinary shares subject to possible redemption	20,587	(9,573)	—	(9,573)

Net income	—	—	9,571	9,571
Balance – May 31, 2019	1,819,533	5,004,699	(4,698)	5,000,001

Change in value of ordinary shares subject to possible redemption	62,409	118,765	—	118,765

Net loss	—	—	(118,757)	(118,757)
Balance – August 31, 2019	1,881,942	$5,123,464	$(123,455)	$5,000,009

The accompanying notes are an integral part of the unaudited condensed financial statements.

LONGEVITY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended	For the Period from March 9, 2018 (inception) Through
	August 31,	August 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(109,186)	$(6,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on securities held in Trust Account	(454,998)	—
Unrealized gain on securities held in Trust Account	(6,374)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	49,551	(25,600)
Accounts payable and accrued expenses	21,660	—
Net cash used in operating activities	(499,347)	(32,548)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(400,000)	(40,000,000)
Net cash used in investing activities	(400,000)	(40,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of founder shares to Sponsor	—	25,000
Proceeds from sale of ordinary shares, net of underwriting discounts paid	—	38,800,000
Proceeds from sale of Private Units	—	2,700,000
Proceeds from sale of unit purchase option	—	100
Payment of offering costs	—	(431,167)
Proceeds from promissory notes - related party	400,000	202,415
Repayment of promissory note - related party	—	(202,415)
Net cash provided by financing activities	400,000	41,093,933

Net Change in Cash	(499,347)	1,061,385
Cash – Beginning	639,102	—
Cash – Ending	$139,755	$1,061,385

Non-Cash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption	$—	$35,086,980
Deferred underwriting fee payable	$—	$1,000,000
Change in value of ordinary shares subject to possible redemption	$(109,192)	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2019

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

At August 31, 2019, the Company had not yet commenced any operations. All activity through August 31, 2019 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination.

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

Transaction costs relating to the Initial Public Offering amounted to $2,631,167, consisting of $1,200,000 of underwriting fees, $1,000,000 of deferred underwriting fees and $431,167 of offering costs. As of August 31, 2019, $139,755 of cash was held outside of the Trust Account and is available for working capital purposes.

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

AUGUST 31, 2019

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

On August 20, 2019, the period of time for the Company to consummate a Business Combination was extended for an additional three month period ending on November 27, 2019, and, accordingly, $400,000 was deposited into the Trust Account. The deposit was funded by a non-interest bearing unsecured promissory note from the Sponsor. The note is repayable upon the consummation of a Business Combination (see Note 6). The Company will have until November 27, 2019 to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination by November 27, 2019, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of 21 months to complete a Business Combination (the “Combination Period”)). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $400,000 ($0.10 per Unit), on or prior to the date of the applicable deadline, for each three month extension up to an aggregate of $1,200,000, or $0.30 per Unit.

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

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2019

(Unaudited)

NOTE 2. LIQUIDITY

As of August 31, 2019, the Company had $139,755 in its operating bank accounts, $41,286,742 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or convert shares in connection therewith and working capital of $83,736. As of August 31, 2019, approximately $887,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations, if any. To date the Company has not withdrawn any interest from the Trust Account in order to pay its taxes.

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

On September 13, 2019, the Company issued an unsecured convertible promissory note (the “Convertible Note”) in the principal amount of up to $800,000 to the Sponsor. The Convertible Note bears no interest and is repayable in full upon consummation of a Business Combination (see Note 10).

The Company does not believe it will need to raise additional funds in order to meet expenditures required for operating its business. Other than the Convertible Note discussed above, neither the Sponsor or its affiliates, nor any of the officers or directors are under any obligation to advance funds to, or invest in, the Company. Accordingly, the Company may not be able to obtain additional financing. Should circumstances change and the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to suspending the pursuit of a potential transaction. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Even if the Company can obtain sufficient financing or raise additional capital, it only has until November 27, 2019 (or May 31, 2020, if fully extended) to consummate a Business Combination. There is no assurance that the Company will be able to do so prior to November 27, 2019 (or May 31, 2020, if fully extended).

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period from March 9, 2018 (inception) through February 28, 2019 as filed with the SEC on May 29, 2019, which contains the audited financial statements and notes thereto. The financial information as of February 28, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the period from March 9, 2018 (inception) through February 28, 2019. The interim results for the three and six months ended August 31, 2019 are not necessarily indicative of the results to be expected for the year ending February 28, 2020 or for any future interim periods.

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2019

(Unaudited)

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of August 31, 2019 and February 28, 2019.

Marketable securities held in Trust Account

At August 31, 2019 and February 28, 2019, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

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

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2019

(Unaudited)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of August 31, 2019 and February 28, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net loss per ordinary share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at August 31, 2019 and 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such ordinary shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 2,135,000 ordinary shares, (2) rights sold in the Initial Public Offering and private placement that convert into 427,000 ordinary shares, and (3) a unit purchase option sold to the underwriter that is exercisable for 240,000 ordinary shares, warrants to purchase 120,000 ordinary shares and rights that convert into 24,000 ordinary shares, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into ordinary shares are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods.

Reconciliation of net loss per ordinary share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended August 31,		Six Months Ended August 31,	For the Period from March 9, 2018 (inception) through August 31,
	2019	2018	2019	2018
Net loss	$(118,757)	$(4,598)	$(109,186)	$(6,948)
Less: Income attributable to ordinary shares subject to possible redemption	(177,089)	—	(390,782)	—
Adjusted net loss	$(295,846)	$(4,598)	$(499,968)	$(6,948)

Weighted average ordinary shares outstanding, basic and diluted	1,819,533	1,000,000	1,809,240	1,000,000

Basic and diluted net loss per ordinary share	$(0.16)	$(0.00)	$(0.28)	$(0.01)

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2019

(Unaudited)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. At August 31, 2019 and February 28, 2019, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

In June 2018, the Company issued an aggregate of 1,150,000 founder shares to the Sponsor for an aggregate purchase price of $25,000 in cash. The founder shares included an aggregate of up to 150,000 shares that were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (assuming the initial shareholders did not purchase any Public Shares in the Initial Public Offering and excluding the Private Units and underlying securities). The underwriters’ election to exercise their over-allotment option expired unexercised on October 15, 2018 and, as a result, 150,000 Founder Shares were forfeited, resulting in 1,000,000 Founder Shares outstanding as of August 31, 2019 and February 28, 2019.

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

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2019

(Unaudited)

Administrative Services Arrangement

An affiliate of a member of the Company’s Sponsor entered into an agreement commencing on August 28, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay such entity $10,000 per month for these services. For the three and six months ended August 31, 2019, the Company incurred $30,000 and $60,000 in fees for these services, respectively, of which $20,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheets as of August 31, 2019 and February 28, 2019.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On September 13, 2019, the Company issued a Convertible Note in the aggregate amount of $800,000 to the Sponsor. As of the date of this report, the Sponsor funded $200,000 under the Convertible Note (see Note 10).

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

On August 20, 2019, the Company issued an unsecured convertible promissory note in the amount of $400,000, representing $0.10 per public share, to the Sponsor to fund the three month extension payment and, accordingly, $400,000 was deposited into the Trust Account. The Company now has until November 27, 2019 to consummate a Business Combination. The note does not bear interest, matures upon closing of a Business Combination by the Company and is convertible, at the option of the holder, into additional Private Units at a price of $10.00 per Unit. As of August 31, 2019, the outstanding balance under the promissory note amounted to an aggregate of $400,000.

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

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2019

(Unaudited)

NOTE 8. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended and Restated Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At August 31, 2019 and February 28, 2019, there are no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At August 31, 2019 and February 28, 2019, there were 1,881,942 and 1,798,946 ordinary shares issued and outstanding, excluding 3,388,058 and 3,471,054 ordinary shares subject to possible redemption, respectively.

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

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2019

(Unaudited)

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

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2019

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at August 31, 2019 and February 28, 2019, indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	August 31, 2019	February 28, 2019
Assets:
Marketable securities held in Trust Account	1	$41,286,742	$40,425,370

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On September 13, 2019, the Company issued the Convertible Note in the principal amount of up to $800,000 to the Sponsor. The Convertible Note bears no interest and is repayable in full upon consummation of a Business Combination. The Sponsor has the option to convert any unpaid balance of the Note into Units, based on a conversion price of $10.00 per Unit. The terms of any such Units shall be identical to the terms of the Private Units. As of the date of this report, the Sponsor funded $200,000 under the Convertible Note.

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

Recent Developments

We initially had until August 31, 2019 to consummate a Business Combination. However, we extended the period of time to consummate a Business Combination by three months until November 27, 2019. In order to extend the time available for us to consummate a Business Combination, the Sponsor or its affiliate or designees deposited into the Trust Account $400,000 ($0.10 per Unit), on August 20, 2019. We issued an unsecured promissory note in the amount of $400,000, representing $0.10 per public share, to the Sponsor to fund the first three month extension payment. The note does not bear interest and matures upon closing of a Business Combination. As of August 31, 2019, the outstanding balance under the promissory note amounted to an aggregate of $400,000.

In addition, on September 13, 2019, the Company issued a Convertible Note in the aggregate amount of $800,000 to the Sponsor. The Convertible Note bears no interest and is repayable in full upon consummation of the Business Combination with the option to convert any unpaid balance of the Convertible Note into units. As of the date of this report, the Sponsor funded $200,000 of the Convertible Note.

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

For the three months ended August 31, 2019, we had a net loss of $118,757, which consists of operating costs of $327,835 offset by interest income on marketable securities held in the Trust Account of $209,002 and an unrealized gain on marketable securities held in our Trust Account of $76.

For the six months ended August 31, 2019, we had a net loss of $109,186, which consists of operating costs of $570,558 offset by interest income on marketable securities held in the Trust Account of $454,998 and an unrealized gain on marketable securities held in our Trust Account of $6,374.

For the three months ended August 31, 2018, we had a net loss of $4,598, which consisted of formation and operating costs of $4,598.

For the period from March 9, 2018 (inception) through August 31, 2018, we had a net loss of $6,948, which consisted of formation and operating costs of $6,948.

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

For the six months ended August 31, 2019, cash used in operating activities was $499,347, consisting primarily of a net loss of $109,186, interest earned on cash and marketable securities held in the Trust Account and not available for operations of $454,998 and an unrealized gain on marketable securities held in our Trust Account of $6,374. Changes in our operating assets and liabilities provided cash of $71,211.

For the period from March 9, 2018 (inception) through August 31, 2018, cash used in operating activities was $32,548. Net loss of $6,948 was impacted by changes in operating assets and liabilities, which used $25,600 of cash from operating activities.

At August 31, 2019, we had marketable securities held in the Trust Account of $41,286,742. We intend to use substantially all of the funds held in the Trust Account (excluding deferred underwriting commissions and interest to pay taxes) to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses.

At August 31, 2019, we had cash of $139,755 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and consummate a Business Combination.

On September 13, 2019, we issued a Convertible Note in the aggregate amount of $800,000 to the Sponsor. The Convertible Note bears no interest and is repayable in full upon consummation of the Business Combination with the option to convert any unpaid balance of the Convertible Note into units. As of the date of this report, the Sponsor funded $200,000 of the Convertible Note.

Other than as described above, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Units, at a price of $10.00 per unit at the option of the lender.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of August 31, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of August 31, 2019, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	Promissory Note, dated September 13, 2019, issued by Longevity Acquisition Corporation to Whale Management Corporation (1)
10.2	Promissory Note, dated August 20, 2019, issued by Longevity Acquisition Corporation to Whale Management Corporation (2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 13, 2019 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 21, 2019 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGEVITY ACQUISTION CORPORATION

Date: October 16, 2019		/s/ Matthew Chen
	Name:	Matthew Chen
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 16, 2019		/s/ Teddy Zheng
	Name:	Teddy Zheng
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

