Form 10-Q
period 2019-11-30
Longevity Acquisition Corp
filed 2020-01-10
CIK 1743858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

As of January 10, 2020, there were 5,270,000 ordinary shares, no par value, issued and outstanding.

LONGEVITY ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of November 30, 2019 (unaudited) and February 28, 2019	1

	Condensed Statements of Operations for the Three and Nine Months Ended November 30, 2019 (unaudited) and for the Three Months Ended November 30, 2018 (unaudited) and for the Period from March 9, 2018 (inception) through November 30, 2018 (unaudited)	2

	Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months Ended November 30, 2019 (unaudited) and for the Three Months Ended November 30, 2018 (unaudited) and for the Period from March 9, 2018 (inception) through November 30, 2018 (unaudited)	3

	Condensed Statements of Cash Flows for the Nine Months Ended November 30, 2019 (unaudited) and for the Period from March 9, 2018 (inception) through November 30, 2018 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	20

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

SIGNATURES		22

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

LONGEVITY ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	November 30,	February 28,
	2019	2019
	(unaudited)
ASSETS
Current Assets
Cash	$91,731	$639,102
Prepaid expenses and other current assets	112,361	64,079
Total Current Assets	204,092	703,181

Marketable securities held in Trust Account	41,860,503	40,425,370
Total Assets	$42,064,595	$41,128,551

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Account payable and accrued expenses	$110,240	$48,887
Total Current Liabilities	110,240	48,887

Convertible promissory note – related party	1,100,000	—
Deferred underwriting fee payable	1,000,000	1,000,000
Total Liabilities	2,210,240	1,048,887

Commitments

Ordinary shares subject to possible redemption, 3,330,524 and 3,471,054 shares at redemption value at November 30, 2019 and February 28, 2019, respectively	34,854,352	35,079,661

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 1,939,476 and 1,798,946 shares issued and outstanding (excluding 3,330,524 and 3,471,054 shares subject to possible redemption) at November 30, 2019 and February 28, 2019, respectively	5,239,581	5,014,272
Accumulated deficit	(239,578)	(14,269)
Total Shareholders’ equity	5,000,003	5,000,003
Total Liabilities and Shareholders’ Equity	$42,064,595	$41,128,551

The accompanying notes are an integral part of the unaudited condensed financial statements.

LONGEVITY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,	For the Period from March 9, 2018 (inception) through November 30,
	2019	2018	2019	2018
Operating and formation costs	$289,884	$216,669	$860,442	$223,617
Loss from operations	(289,884)	(216,669)	(860,442)	(223,617)

Other income:
Interest income	180,135	210,129	635,133	210,129
Unrealized loss	(6,374)	(9,017)	—	(9,017)
Other income, net	173,761	201,112	635,133	201,112

Net Loss	$(116,123)	$(15,557)	$(225,309)	$(22,505)

Weighted average ordinary shares outstanding, basic and diluted (1)	1,881,942	1,761,302	1,833,297	1,391,404

Basic and diluted net loss per ordinary share (2)	$(0.14)	$(0.11)	$(0.41)	$(0.14)

(1)	Excludes an aggregate of up to 3,330,524 and 3,489,597 shares subject to possible redemption at November 30, 2019 and 2018.
(2)	Excludes interest income of $144,673 and $175,450 attributable to shares subject to possible redemption for the three months ended November 30, 2019 and 2018 and $528,812 and $175,450 attributable to shares subject to possible redemption for the nine months ended November 30, 2019 and for the period from March 9, 2018 (inception) through November 30, 2018, respectively (see Note 3).

The accompanying notes are an integral part of the unaudited condensed financial statements.

LONGEVITY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

THREE MONTHS ENDED NOVEMBER 30, 2018 AND FOR THE PERIOD FROM MARCH 9, 2018 (INCEPTION) THROUGH NOVEMBER 30, 2018

	Ordinary Shares		Accumulated	Total Shareholders’ (Deficit)
	Shares	Amount	Deficit	Equity
Balance – March 9, 2018 (inception)	—	$—	$—	$—

Issuance of ordinary share to Sponsor	1	—	—	—

Net loss	—	—	(2,350)	(2,350)
Balance – May 31, 2018	1	—	(2,350)	(2,350)

Cancellation of ordinary share to Sponsor	(1)	—	—	—

Issuance of founder shares to Sponsor	1,150,000	25,000	—	25,000

Sale of 4,000,000 Units, net of underwriting discounts and offering expenses	4,000,000	37,368,833	—	37,368,833

Sale of 270,000 Private Units	270,000	2,700,000	—	2,700,000

Proceeds from the sale of unit purchase option	—	100	—	100

Ordinary shares subject to redemption	(3,508,698)	(35,086,980)	—	(35,086,980)

Net loss	—	—	(4,598)	(4,598)
Balance – August 31, 2018	1,911,302	5,006,953	(6,948)	5,000,005

Forfeiture of Founder Shares	(150,000)	—	—	—

Change in value of ordinary shares subject to possible redemption	19,101	15,560	—	15,560

Net loss	—	—	(15,557)	(15,557)
Balance – November 30, 2018	1,780,403	$5,022,513	$(22,505)	$5,000,008

THREE AND NINE MONTHS ENDED NOVEMBER 30, 2019

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance – March 1, 2019	1,798,946	$5,014,272	$(14,269)	$5,000,003

Change in value of ordinary shares subject to possible redemption	20,587	(9,573)	—	(9,573)

Net income	—	—	9,571	9,571
Balance – May 31, 2019	1,819,533	5,004,699	(4,698)	5,000,001

Change in value of ordinary shares subject to possible redemption	62,409	118,765	—	118,765

Net loss	—	—	(118,757)	(118,757)
Balance – August 31, 2019	1,881,942	5,123,464	(123,455)	5,000,009

Change in value of ordinary shares subject to possible redemption	57,534	116,117	—	116,117

Net loss	—	—	(116,123)	(116,123)
Balance – November 30, 2019	1,939,476	$5,239,581	$(239,578)	$5,000,003

The accompanying notes are an integral part of the unaudited condensed financial statements.

LONGEVITY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended	For the Period from March 9, 2018 (inception) Through
	November 30,	November 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(225,309)	$(22,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on securities held in Trust Account	(635,133)	(210,129)
Unrealized loss on securities held in Trust Account	—	9,017
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(48,282)	(94,508)
Accounts payable and accrued expenses	61,353	26,179
Net cash used in operating activities	(847,371)	(291,946)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(800,000)	(40,000,000)
Net cash used in investing activities	(800,000)	(40,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of founder shares to Sponsor	—	25,000
Proceeds from sale of ordinary shares, net of underwriting discounts paid	—	38,800,000
Proceeds from sale of Private Units	—	2,700,000
Proceeds from sale of unit purchase option	—	100
Payment of offering costs	—	(431,167)
Proceeds from convertible promissory notes - related party	1,100,000	202,415
Repayment of promissory note - related party	—	(202,415)
Net cash provided by financing activities	1,100,000	41,093,933

Net Change in Cash	(547,371)	801,987
Cash – Beginning	639,102	—
Cash – Ending	$91,731	$801,987

Non-Cash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption	$—	$35,086,980
Deferred underwriting fee payable	$—	$1,000,000
Change in value of ordinary shares subject to possible redemption	$(225,309)	$(15,560)

The accompanying notes are an integral part of the unaudited condensed financial statements.

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2019

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

At November 30, 2019, the Company had not yet commenced any operations. All activity through November 30, 2019 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination.

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

Transaction costs relating to the Initial Public Offering amounted to $2,631,167, consisting of $1,200,000 of underwriting fees, $1,000,000 of deferred underwriting fees and $431,167 of offering costs. As of November 30, 2019, $91,731 of cash was held outside of the Trust Account and is available for working capital purposes.

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

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2019

(Unaudited)

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

The shareholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account ($10.20 per share, subject to increase of up to an additional $0.10 per share in the event that the Sponsor elects to extend the period of time to consummate a Business Combination (see below), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants or rights.

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

On August 20, 2019, the period of time for the Company to consummate a Business Combination was extended for an additional three-month period ending on November 27, 2019, and, accordingly, $400,000 was deposited into the Trust Account. The deposit was funded by a non-interest bearing unsecured convertible promissory note from the Sponsor. The note is repayable upon the consummation of a Business Combination (see Note 6).

On November 19, 2019, the period of time for the Company to consummate a Business Combination was extended for an additional three-month period ending on February 28, 2020, and, accordingly, $400,000 was deposited into the Trust Account. The deposit was funded by a non-interest bearing unsecured convertible promissory note from the Sponsor. The note is repayable upon the consummation of a Business Combination (see Note 10).

The Company will have until February 28, 2020 to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination by February 28, 2020, the Company may extend the period of time to consummate a Business Combination one time, by an additional three months (for a total of 21 months to complete a Business Combination (the “Combination Period”)). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $400,000 ($0.10 per Unit), on or prior to the date of the applicable deadline, for the three-month extension.

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

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2019

(Unaudited)

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.00 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2. LIQUIDITY

As of November 30, 2019, the Company had $91,731 in its operating bank accounts, $41,860,503 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or convert shares in connection therewith and working capital of $93,852. As of November 30, 2019, approximately $1,061,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations, if any. To date the Company has not withdrawn any interest from the Trust Account in order to pay its taxes.

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

The Company does not believe it will need to raise additional funds in order to meet expenditures required for operating its business. Other than the Convertible Note discussed above, neither the Sponsor or its affiliates, nor any of the officers or directors are under any obligation to advance funds to, or invest in, the Company. Accordingly, the Company may not be able to obtain additional financing. Should circumstances change and the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to suspending the pursuit of a potential transaction. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Even if the Company can obtain sufficient financing or raise additional capital, it only has until February 28, 2020 (or May 31, 2020, if fully extended) to consummate a Business Combination. There is no assurance that the Company will be able to do so prior to February 28, 2020 (or May 31, 2020, if fully extended).

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2019

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period from March 9, 2018 (inception) through February 28, 2019 as filed with the SEC on May 29, 2019, which contains the audited financial statements and notes thereto. The financial information as of February 28, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the period from March 9, 2018 (inception) through February 28, 2019. The interim results for the three and nine months ended November 30, 2019 are not necessarily indicative of the results to be expected for the year ending February 28, 2020 or for any future interim periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of November 30, 2019 and February 28, 2019.

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2019

(Unaudited)

Marketable securities held in Trust Account

At November 30, 2019 and February 28, 2019, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of November 30, 2019 and February 28, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s tax provision is zero because the Company is organized in the British Virgin Islands with no connection to any other taxable jurisdiction. As such, the Company has no deferred tax assets. The Company is considered to be an exempted British Virgin Islands Company and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

Net loss per ordinary share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at November 30, 2019 and 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such ordinary shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 2,135,000 ordinary shares, (2) rights sold in the Initial Public Offering and private placement that convert into 427,000 ordinary shares, and (3) a unit purchase option sold to the underwriter that is exercisable for 240,000 ordinary shares, warrants to purchase 120,000 ordinary shares and rights that convert into 24,000 ordinary shares, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into ordinary shares are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods.

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2019

(Unaudited)

Reconciliation of net loss per ordinary share

The Company’s net loss is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,	For the Period from March 9, 2018 (inception) through November 30,
	2019	2018	2019	2018
Net loss	$(116,123)	$(15,557)	$(225,309)	$(22,505)
Less: Income attributable to ordinary shares subject to possible redemption	(144,673)	(175,450)	(528,812)	(175,450)
Adjusted net loss	$(260,796)	$(191,007)	$(754,121)	$(197,955)

Weighted average ordinary shares outstanding, basic and diluted	1,881,942	1,761,302	1,833,297	1,391,404

Basic and diluted net loss per ordinary share	$(0.14)	$(0.11)	$(0.41)	$(0.14)

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2019

(Unaudited)

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

In June 2018, the Company issued an aggregate of 1,150,000 founder shares to the Sponsor for an aggregate purchase price of $25,000 in cash. The founder shares included an aggregate of up to 150,000 shares that were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (assuming the initial shareholders did not purchase any Public Shares in the Initial Public Offering and excluding the Private Units and underlying securities). The underwriters’ election to exercise their over-allotment option expired unexercised on October 15, 2018 and, as a result, 150,000 Founder Shares were forfeited, resulting in 1,000,000 Founder Shares outstanding as of November 30, 2019 and February 28, 2019.

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

Administrative Services Arrangement

An affiliate of a member of the Company’s Sponsor entered into an agreement commencing on August 28, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay such entity $10,000 per month for these services. For the three and nine months ended November 30, 2019, the Company incurred $30,000 and $90,000 in fees for these services, respectively, of which $20,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheets as of November 30, 2019 and February 28, 2019.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On September 13, 2019, the Company issued a Convertible Note in the aggregate amount of $800,000 to the Sponsor. As of November 30, 2019, the outstanding balance under the Convertible Note amounted to an aggregate of $300,000.

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2019

(Unaudited)

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

On August 20, 2019, the Company issued an unsecured convertible promissory note in the amount of $400,000, representing $0.10 per public share, to the Sponsor to fund the three-month extension payment and, accordingly, $400,000 was deposited into the Trust Account. On November 19, 2019, the Company issued an unsecured convertible promissory note in the amount of $400,000, representing $0.10 per public share, to the Sponsor to fund the second three-month extension payment and, accordingly, $400,000 was deposited into the Trust Account. The Company now has until February 28, 2020 to consummate a Business Combination. The notes do not bear interest, mature upon closing of a Business Combination by the Company and are convertible, at the option of the holder, into additional Private Units at a price of $10.00 per Unit.

As of November 30, 2019, the outstanding balance under the convertible promissory notes amounted to an aggregate of $800,000.

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

NOTE 8. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended and Restated Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At November 30, 2019 and February 28, 2019, there are no preferred shares designated, issued or outstanding.

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2019

(Unaudited)

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At November 30, 2019 and February 28, 2019, there were 1,939,476 and 1,798,946 ordinary shares issued and outstanding, excluding 3,330,524 and 3,471,054 ordinary shares subject to possible redemption, respectively.

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

The Company may call the warrants for redemption (excluding the Private Warrants), in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the Public Warrants are exercisable,

●	upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder,

●	if, and only if, the reported last sale price of the ordinary shares equals or exceeds $18.00 per share, for any 20 trading days within a 30-trading day period ending on the third trading day prior to the notice of redemption to Public Warrant holders, and

●	if, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

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

NOVEMBER 30, 2019

(Unaudited)

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

Unit Purchase Option

On August 31, 2018, the Company sold to the underwriter (and its designees), for $100, an option to purchase up to 240,000 Units exercisable at $11.50 per Unit (or an aggregate exercise price of $2,760,000) commencing on the later of August 28, 2019 and the consummation of a Business Combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires August 28, 2023. The Units issuable upon exercise of the option are identical to those offered in the Initial Public Offering. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to shareholders’ equity. The Company estimated the fair value of the unit purchase option to be approximately $728,000 (or $3.03 per Unit) using the Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriters was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 2.74% and (3) expected life of five years. The option and such units purchased pursuant to the option, as well as the ordinary shares underlying such units, the rights included in such units, the ordinary shares that are issuable for the rights included in such units, the warrants included in such units, and the shares underlying such warrants, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of FINRA’s NASDAQ Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners. The option grants to holders demand and “piggyback” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of ordinary shares at a price below its exercise price.

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

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2019

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at November 30, 2019 and February 28, 2019, indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	November 30, 2019	February 28, 2019
Assets:
Marketable securities held in Trust Account	1	$41,860,503	$40,425,370

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Recent Developments

We initially had until August 31, 2019 to consummate a Business Combination. However, we extended the period of time to consummate a Business Combination by six months until February 28, 2020. In order to extend the time available for us to consummate a Business Combination, the Sponsor or its affiliate or designees deposited into the Trust Account $400,000 ($0.10 per Unit) on August 20, 2019 and $400,000 on November 20, 2019. We issued unsecured promissory notes in the aggregate amount of $800,000, representing $0.20 per public share, to the Sponsor to fund the three-month extension payments. The notes do not bear interest and mature upon closing of a Business Combination.

In addition, on September 13, 2019, we issued a Convertible Note in the aggregate amount of $800,000 to the Sponsor. The Convertible Note bears no interest and is repayable in full upon consummation of the Business Combination with the option to convert any unpaid balance of the Convertible Note into units. As of November 30, 2019, the outstanding balance under the Convertible Note amounted to an aggregate of $300,000.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through November 30, 2019 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target business for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended November 30, 2019, we had a net loss of $116,123, which consists of operating costs of $289,884 and an unrealized loss on marketable securities held in our Trust Account of $6,374, offset by interest income on marketable securities held in the Trust Account of $180,135.

For the nine months ended November 30, 2019, we had a net loss of $225,309, which consists of operating costs of $860,442, offset by interest income on marketable securities held in the Trust Account of $635,133.

For the three months ended November 30, 2018, we had a net loss of $15,557, which consists of operating costs of $216,669 and an unrealized loss on marketable securities held in our Trust Account of $9,017, offset by interest income on marketable securities held in the Trust Account of $210,129.

For the period from March 9, 2018 (inception) through November 30, 2018, we had a net loss of $22,505, which consists of operating costs of $223,617 and an unrealized loss on marketable securities held in our Trust Account of $9,017, offset by interest income on marketable securities held in the Trust Account of $210,129.

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

For the nine months ended November 30, 2019, cash used in operating activities was $847,371, consisting primarily of a net loss of $225,309 and interest earned on marketable securities held in the Trust Account and not available for operations of $635,133. Changes in our operating assets and liabilities provided cash of $13,071.

For the period from March 9, 2018 (inception) through November 30, 2018, cash used in operating activities was $291,946, consisting primarily of a net loss of $22,505 and interest earned on marketable securities held in the Trust Account and not available for operations of $210,129, offset by an unrealized loss on marketable securities held in our Trust Account of $9,017. Changes in our operating assets and liabilities used cash of $68,329.

At November 30, 2019, we had marketable securities held in the Trust Account of $41,860,503. We intend to use substantially all of the funds held in the Trust Account (excluding deferred underwriting commissions and interest to pay taxes) to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses.

At November 30, 2019, we had cash of $91,731 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and consummate a Business Combination.

On September 13, 2019, we issued a Convertible Note in the aggregate amount of $800,000 to the Sponsor. The Convertible Note bears no interest and is repayable in full upon consummation of the Business Combination with the option to convert any unpaid balance of the Convertible Note into units. As of November 30, 2019, the outstanding balance under the Convertible Note amounted to an aggregate of $300,000.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of November 30, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

In addition, we have an agreement to pay the underwriters a deferred fee of two and one-half percent (2.5%) of the gross proceeds of the Initial Public Offering, or $1,000,000. Pursuant to the agreement we have with the underwriter, we will have the right to pay up to $400,000 of such amount to other advisors retained by us to assist us in connection with a Business Combination; provided, however, that we may, in its sole discretion, apply such 1.0% fee to other deal expenses instead.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of November 30, 2019, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	Promissory Note, dated November 190, 2019, issued by Longevity Acquisition Corporation to Whale Management Corporation (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 22, 2019 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGEVITY ACQUISTION CORPORATION

Date: January 10, 2020		/s/ Matthew Chen
	Name:	Matthew Chen
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: January 10, 2020		/s/ Teddy Zheng
	Name:	Teddy Zheng
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)