Form 10-K
period 2020-02-29
Longevity Acquisition Corp
filed 2020-04-30
CIK 1743858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2020

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

The aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the ordinary shares on August 30, 2019, as reported on the NASDAQ Capital Market, was approximately $41,326,000.

As of April 29, 2020, there were 5,270,000 ordinary shares, no par value, of the registrant issued and outstanding.

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

We initially had until August 31, 2019 to consummate a Business Combination. However, we extended the period of time to consummate a Business Combination by nine months until May 28, 2020. In order to extend the time available for us to consummate a Business Combination, the Sponsor or its affiliate or designees deposited into the Trust Account $400,000 ($0.10 per Unit) on each of August 20, 2019, November 20, 2019 and February 21, 2020, for a total amount of $1,200,000. We issued unsecured promissory notes in the aggregate amount of $1,200,000, representing $0.30 per public share, to the Sponsor to fund the three-month extension payments. The notes do not bear interest and mature upon closing of a Business Combination. As of February 29, 2020, the outstanding balance under the notes amounted to an aggregate of $1,200,000.

In addition, on September 13, 2019, we issued a Convertible Note in the aggregate amount of $800,000 to the Sponsor. The Convertible Note bears no interest and is repayable in full upon consummation of the Business Combination with the option to convert any unpaid balance of the Convertible Note into units. As of February 29, 2020, the outstanding balance under the Convertible Note amounted to an aggregate of $300,000.

We intend to hold a meeting of shareholders prior to such date in order to provide shareholders with the ability to vote to extend such date until November 30, 2020, as further described in the proxy statement filed with the SEC. If such extension is approved, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees must deposit into the trust account $0.025 per public share not redeemed in connection with the shareholder meeting (up to $100,000 per month if no public shares are redeemed and up to an aggregate of $600,000, or $0.15 per share, if our sponsor elects to extend six times), on or prior to the date of the applicable deadline, for each monthly extension. Any such payments would be made in the form of a loan. If shareholders approve the extension, our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than five business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants and rights will be worthless.

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

Redemption rights for public shareholders

We will provide our public shareholders with the opportunity to redeem all or a portion their shares upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of February 29, 2020 was approximately $10.60 per share (subject to increase of up to an additional $0.15 per share in the event that shareholders approve an extension of our termination to date to November 30, 2020 and our sponsor elects to extend the period of time to consummate a business combination, as described in more detail in this Report). The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial shareholders and Cantor have agreed to waive their right to receive liquidating distributions with respect to their founder shares and private units, as applicable, if we fail to consummate our initial business combination within the requisite time period. However, if our initial shareholders, Cantor or any of our officers, directors or affiliates acquires public shares in or after our initial public offering, they will be entitled to receive liquidating distributions with respect to such public shares if we fail to consummate our initial business combination within the required time period.

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

If our initial proposed business combination is not consummated, we may continue to try to consummate our initial business combination with a different target until May 29, 2020, or until November 30, 2020 if we receive shareholder approval to extend the period of time to consummate a business combination, as described in more detail in this Report.

Redemption of public shares and liquidation if no initial business combination

Our sponsor, officers and directors have agreed that we must complete our initial business combination by May 29, 2020. We intend to hold a meeting of shareholders prior to such date in order to provide shareholders with the ability to vote to extend such date until November 30, 2020, as further described in the proxy statement filed with the SEC. We may not be able to find a suitable target business and consummate our initial business combination within such time period. If we are unable to consummate our initial business combination by May 29, 2020 (or November 30, 2020 if we obtain shareholder approval to extend the period of time to consummate a business combination), we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs. This redemption of public shareholders from the trust account shall be effected as required by function of our memorandum and articles of association and prior to any voluntary winding up, although at all times subject to the Companies Act.

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

There will be no redemption rights or liquidating distributions with respect to our rights or warrants, which will expire worthless in the event we do not consummate our initial business combination by May 29, 2020 (or November 30, 2020 if we obtain shareholder approval to extend the period of time to consummate a business combination).

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

We seek to reduce the possibility that our sponsor has to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Marcum LLP, our independent registered public accounting firm, and the underwriters of our initial public offering have not executed agreements with us waiving such claims to the monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to approximately $26,294 (as of February 29, 2020) not placed in the trust account with which to pay any such potential claims. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

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

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of a redemption of the public shares prior to any winding up in the event we do not consummate our initial business combination by May 29, 2020 (or November 30, 2020 if we obtain shareholder approval to extend the period of time to consummate a business combination), (ii) if they redeem their shares in connection with an initial business combination that we consummate or (iii) if they redeem their shares in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by May 29, 2020 (or November 30, 2020 if we obtain shareholder approval to extend the period of time to consummate a business combination) or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity. In no other circumstances shall a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

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

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements must be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or International Financial Reporting Standard as issued by the International Accounting Standards Board, or IFRS, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination by May 29, 2020 (or November 30, 2020 if we obtain shareholder approval to extend the period of time to consummate a business combination).

We are required to have our internal control procedures evaluated for the fiscal year ended February 29, 2020 required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Our search for a business combination may be significantly adversely affected by the recent outbreak of COVID-19.

On January 30, 2020, the International Health Regulations Emergency Committee of the World Health Organization (WHO) declared the coronavirus disease 2019 (COVID-19) outbreak a public health emergency of international concern and on March 12, 2020 the WHO announced the outbreak was a pandemic. On January 31, 2020 the U.S. Health and Human Services Secretary Mr. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19. If the COVID-19 outbreak lasts for an extended period of time, it may impact our ability to search for and acquire a target company. Potential target companies may defer or end discussions for a potential business combination with us if the COVID-19 virus materially adversely affects their business operations and, therefore, the valuation of their business. Although this depression in valuation, may assist us in finding attractive transactions, we may be unable to complete a business combination if continued concerns relating to COVID-19 virus restrict travel or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. If the disruptions posed by COVID-19 or other matters of global concern continue for an unexpectedly long period of time, our ability to consummate a business combination may be materially adversely affected.

We are an early stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are an early stage company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

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

The requirement that we complete our initial business combination by May 29, 2020 (or November 30, 2020 if we obtain shareholder approval to extend the period of time to consummate a business combination) may give potential target businesses leverage over us in negotiating our initial business combination and may limit the amount of time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to consummate our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning our initial business combination will be aware that we must consummate our initial business combination by May 29, 2020 (or November 30, 2020 if we obtain shareholder approval to extend the period of time to consummate a business combination). Consequently, such target businesses may obtain leverage over us in negotiating our initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to consummate our initial business combination within the required time period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Our sponsor, officers and directors have agreed that we must complete our initial business combination by May 29, 2020 (or November 30, 2020 if we obtain shareholder approval to extend the period of time to consummate a business combination). We may not be able to find a suitable target business and consummate our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

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

Our shareholders may not approve an extension of our termination date or our sponsor may decide not to extend the term we have to consummate our initial business combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, and the warrants will be worthless.

We will have until May 29, 2020 to consummate our initial business combination. We intend to hold a meeting of shareholders prior to such date in order to provide shareholders with the ability to vote to extend such date until November 30, 2020, as further described in the proxy statement filed with the SEC. If such extension is approved, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees must deposit into the trust account $0.025 per public share not redeemed in connection with the shareholder meeting (up to $100,000 per month if no public shares are redeemed and up to an aggregate of $600,000, or $0.15 per share, if our sponsor elects to extend six times), on or prior to the date of the applicable deadline, for each monthly extension. Any such payments would be made in the form of a loan. If shareholders approve the extension, our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than five business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants and rights will be worthless.

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

Our public shareholders shall be entitled to receive funds from the trust account only (i) in the event of a redemption to public shareholders prior to any winding up in the event we do not consummate our initial business combination or our liquidation (ii) if they redeem their shares in connection with an initial business combination that we consummate or (iii) if they redeem their shares in connection with a shareholder vote to amend our memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by May 29, 2020 (or November 30, 2020 if we obtain shareholder approval to extend the period of time to consummate a business combination) or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity. In no other circumstances will a shareholder have any right or interest of any kind to the funds in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your securities, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering are intended to be used to complete our initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we had net tangible assets in excess of $5,000,000 upon the successful consummation of our initial public offering and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means that our securities are tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our consummation of an initial business combination.

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

If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate until at least May 29, 2020 (or November 30, 2020 if we obtain shareholder approval to extend the period of time to consummate a business combination), we may be unable to complete our initial business combination.

The funds available to us outside of the trust account, plus the interest earned on the funds held in the trust account that may be available to us for the payment of our tax obligations, may not be sufficient to allow us to operate until May 29, 2020 (or November 30, 2020 if we obtain shareholder approval to extend the period of time to consummate a business combination), assuming that our initial business combination is not consummated during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we are unable to fund such down payments or “no shop” provisions, our ability to close a contemplated transaction could be impaired. Furthermore, if we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may only receive $10.00 per share or potentially less than $10.00 per share on our redemption, and our rights and warrants will expire worthless.

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

Pursuant to, among other documents, our memorandum and articles of association, if we do not complete our initial business combination by May 29, 2020 (or November 30, 2020 if we obtain shareholder approval to extend the period of time to consummate a business combination), this will trigger the required redemption of our ordinary shares using the available funds in the trust account pursuant to our memorandum and articles of association, resulting in our repayment of available funds in the trust account. Following which, we will proceed to commence a voluntary liquidation and thereby a formal dissolution of the company. In connection with such a voluntary liquidation, the liquidator would give notice to our creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands newspaper and in at least one newspaper circulating in the location where the company has its principal place of business, and taking any other steps he considers appropriate, after which our remaining assets would be distributed.

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

If we are unable to consummate our initial business combination by May 29, 2020 (or November 30, 2020 if we obtain shareholder approval to extend the period of time to consummate a business combination), our public shareholders may be forced to wait beyond such period before redemption from our trust account.

If we are unable to consummate our initial business combination by May 29, 2020 (or November 30, 2020 if we obtain shareholder approval to extend the period of time to consummate a business combination), we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs by way of a voluntary liquidation, as further described herein. Any redemption of public shareholders from the trust account shall be effected as required by our memorandum and articles of association prior to our commencing any voluntary liquidation. If we are required to liquidate prior to distributing the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses) pro rata to our public shareholders, then such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond May 29, 2020 (or November 30, 2020 if we obtain shareholder approval to extend the period of time to consummate a business combination) before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. Except as otherwise described herein, we have no obligation to return funds to investors prior to the date of any redemption required as a result of our failure to consummate our initial business combination within the period described above or our liquidation, unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their ordinary shares. Only upon any such redemption of public shares as we are required to effect or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

If we are deemed to be insolvent, distributions, or part of them, may be delayed while the insolvency liquidator determines the extent of potential creditor claims. In these circumstances, prior payments made by the company may be deemed “voidable transactions.”

If we do not complete our initial business combination by May 29, 2020 (or November 30, 2020 if we obtain shareholder approval to extend the period of time to consummate a business combination), we will be required to redeem our public shares from the trust account pursuant to our memorandum and articles of association.

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

If we do not complete our initial business combination by May 29, 2020 (or November 30, 2020 if we obtain shareholder approval to extend the period of time to consummate a business combination), and instead distribute the aggregate amount then on deposit in the trust account (net of taxes payable), pro rata to our public shareholders by way of redemption, it will be necessary for our directors to pass a board resolution approving the redemption of those ordinary shares and the payment of the proceeds to public shareholders. Such board resolutions are required to confirm that we satisfy the solvency test prescribed by the Companies Act (namely that our assets exceed our liabilities; and that we are able to pay our debts as they fall due). If, after the redemption proceeds are paid to public shareholders, it transpires that our financial position at the time was such that it did not satisfy the solvency test, the Companies Act provides a mechanism by which those proceeds could be recovered from public shareholders. However, the Companies Act also provides for circumstances where such proceeds could not be subject to claw back, namely where (a) the public shareholders received the proceeds in good faith and without knowledge of our failure to satisfy the solvency test; (b) a public shareholder altered its position in reliance of the validity of the payment of the proceeds; or (c) it would be unfair to require repayment of the proceeds in full or at all.

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

However, our memorandum and articles of association provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our memorandum and articles of association, like all provisions of our memorandum and articles of association, may be amended with the approval of our shareholders. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by May 29, 2020 (or November 30, 2020 if we obtain shareholder approval to extend the period of time to consummate a business combination) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

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

A U.S. Holder that owns (or is deemed to own) shares in a PFIC during any taxable year of the U.S. Holder, may have to file an IRS Form 8621 (whether or not a QEF or market-to-market election is made) and such other information as may be required by the U.S. Treasury Department.

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

A potential target may make it a closing condition to our initial business combination that we have a certain amount of cash in excess of the $5,000,001 of net tangible assets we are required to have pursuant to our organizational documents available at the time of closing. If the number of our public shareholders electing to exercise their redemption rights has the effect of reducing the amount of money available to us to consummate an initial business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public shareholders may have to remain shareholders of our company and wait beyond May 29, 2020 (or November 30, 2020 if we obtain shareholder approval to extend the period of time to consummate a business combination), in order to be able to receive a portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than they would have in a liquidation of the trust account.

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

Our memorandum and articles of association provides that, prior to the consummation of our initial business combination, its provisions related to pre-business combination activity and the rights and obligations attaching to the ordinary shares, including to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended if approved by holders of 65% (or 50% if approved in connection with our initial business combination) of our outstanding ordinary shares attending and voting on such amendment. Prior to our initial business combination, if we seek to amend any provisions of our memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, we will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote on any proposed amendments to our memorandum and articles of association. Other provisions of our memorandum and articles of association may be amended prior to the consummation of our initial business combination if approved by a majority of the votes of shareholders attending and voting on such amendment or by resolution of the directors. Following the consummation of our initial business combination, the rights and obligations attaching to our ordinary shares and other provisions of our memorandum and articles of association may be amended if approved by a majority of the votes of shareholders attending and voting on such amendment or by resolution of the directors. Our initial shareholders, which beneficially own approximately 23.7% of our ordinary shares, will participate in any vote to amend our memorandum and articles of association and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our memorandum and articles of association which govern our pre-business combination and the rights and obligations attaching to the ordinary shares behavior more easily that many blank check companies, and this may increase our ability to consummate our initial business combination with which you do not agree. However, we and our directors and officers have agreed not to propose any amendment to our memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by May 29, 2020 (or November 30, 2020 if we obtain shareholder approval to extend the period of time to consummate a business combination) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

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

The United States federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements must be prepared in accordance with, or be reconciled to, GAAP or IFRS, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination by May 29, 2020 (or November 30, 2020 if we obtain shareholder approval to extend the period of time to consummate a business combination).

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing a business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Our memorandum and articles of association permit the board of directors by resolution to amend certain provisions of the memorandum and articles of association including to designate rights, preferences, designations and limitations attaching to the preferred shares as they determine in their discretion, without shareholder approval with respect the terms or the issuance. If issued, the rights, preferences, designations and limitations of the preferred shares would be set by the board of directors by amendment to relevant provisions of the memorandum and articles of association and could operate to the disadvantage of the outstanding ordinary shares the holders of which would not have any pre-emption rights in respect of such an issue of preferred shares. Such terms could include, among others, preferences as to dividends and distributions on liquidation, or could be used to prevent possible corporate takeovers. We may issue some or all of such preferred shares in connection with our initial business combination. Notwithstanding the foregoing, we and our directors and officers have agreed not propose any amendment to our memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by May 29, 2020 (or November 30, 2020 if we obtain shareholder approval to extend the period of time to consummate a business combination) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

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

The PRC Antitrust Law became effective on August 1, 2008. The government authorities in charge of antitrust matters in China are the Antitrust Commission and other antitrust authorities under the State Council. The PRC Antitrust Law regulates (1) monopoly agreements, including decisions or actions in concert that preclude or impede competition, entered into by business operators; (2) abuse of dominant market position by business operators; and (3) concentration of business operators that may have the effect of precluding or impeding competition. To implement the Antitrust Law, in 2008, the State Council formulated the regulations that require filing of concentration of business operators, pursuant to which concentration of business operators refers to (1) merger with other business operators; (2) gaining control over other business operators through acquisition of equity interest or assets of other business operators; and (3) gaining control over other business operators through exerting influence on other business operators through contracts or other means. In 2009, the Ministry of Commerce, to which the Antitrust Commission is affiliated, promulgated the Measures for Filing of Concentration of Business Operators (amended by the Guidelines for Filing of Concentration of Business Operators in 2014), which set forth the criteria of concentration and the requirement of miscellaneous documents for the purpose of filing. The business combination we contemplate may be considered the concentration of business operators, and to the extent required by the Antitrust Law and the criteria established by the State Council, we must file with the antitrust authority under the PRC State Council prior to conducting the contemplated business combination. If the antitrust authority decides not to further investigate whether the contemplated business combination has the effect of precluding or impeding competition or fails to make a decision within 30 days from receipt of relevant materials, we may proceed to consummate the contemplated business combination. If antitrust authority decides to prohibit the contemplated business combination after further investigation, we must terminate such business combination and would then be forced to either attempt to complete a new business combination if it was prior to May 29, 2020 (or November 30, 2020 if we obtain shareholder approval to extend the period of time to consummate a business combination), or we would be required to return any amounts which were held in the trust account to our shareholders. When we evaluate a potential business combination, we will consider the need to comply with the Antitrust Law and other relevant regulations which may limit our ability to effect an acquisition or may result in our modifying or not pursuing a particular transaction.

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

(b) Holders

On April 28, 2020, there were three holders of record of our units, two holders of record of our ordinary shares, one holder of record of our rights and one holder of record of our warrants.

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

Recent Developments

We initially had until August 31, 2019 to consummate a Business Combination. However, we extended the period of time to consummate a Business Combination by nine months until May 28, 2020. In order to extend the time available for us to consummate a Business Combination, the Sponsor or its affiliate or designees deposited into the Trust Account $400,000 ($0.10 per Unit) on each of August 20, 2019, November 20, 2019 and February 21, 2020, for a total amount of $1,200,000. We issued unsecured promissory notes in the aggregate amount of $1,200,000, representing $0.30 per public share, to the Sponsor to fund the three-month extension payments. The notes do not bear interest and mature upon closing of a Business Combination.

In addition, on September 13, 2019, we issued a Convertible Note in the aggregate amount of $800,000 to the Sponsor. The Convertible Note bears no interest and is repayable in full upon consummation of the Business Combination with the option to convert any unpaid balance of the Convertible Note into units. As of February 29, 2020, the outstanding balance under the Convertible Note amounted to an aggregate of $300,000.

We intend to hold a meeting of shareholders prior to such date in order to provide shareholders with the ability to vote to extend such date until November 30, 2020, as further described in the proxy statement filed with the SEC. If such extension is approved, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees must deposit into the trust account $0.025 per public share not redeemed in connection with the shareholder meeting (up to $100,000 per month if no public shares are redeemed and up to an aggregate of $600,000, or $0.15 per share, if our sponsor elects to extend six times), on or prior to the date of the applicable deadline, for each monthly extension. Any such payments would be made in the form of a loan. If shareholders approve the extension, our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than five business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants and rights will be worthless.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through February 29, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target business for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the year ended February 29, 2020, we had a net loss of $291,061, which consists of operating costs of $1,078,682, offset by interest income on marketable securities held in the Trust Account of $787,621.

For the period from March 9, 2018 (inception) through February 28, 2019, we had a net loss of $14,269, which consists of formation and operating costs of $439,639 and an unrealized loss on marketable securities held in our Trust Account of $4,760, offset by interest income on marketable securities held in the Trust Account of $430,130.

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

For the year ended February 29, 2020, cash used in operating activities was $912,808, consisting primarily of a net loss of $291,061 and interest earned on marketable securities held in the Trust Account and not available for operations of $787,621. Changes in our operating assets and liabilities provided cash of $165,874.

For the period from March 9, 2018 (inception) through February 28, 2019, cash used in operating activities was $454,831, consisting primarily of net loss of $14,269 and interest earned on marketable securities held in the Trust Account and not available for operations of $430,130, offset by an unrealized loss on marketable securities held in our Trust Account of $4,760. Changes in our operating assets and liabilities used cash of $15,192.

At February 29, 2020, we had marketable securities held in the Trust Account of $42,412,991. We intend to use substantially all of the funds held in the Trust Account (excluding deferred underwriting commissions and interest to pay taxes) to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses.

At February 29, 2020, we had cash of $26,294 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and consummate a Business Combination.

In connection with the extension of time to consummate a Business Combination to May 28, 2020, the Sponsor deposited into the Trust Account $400,000 ($0.10 per Unit) on each of August 20, 2019, November 20, 2019 and February 21, 2020, for a total amount of $1,200,000. We issued unsecured promissory notes in the aggregate amount of $1,200,000, representing $0.30 per public share, to the Sponsor to fund the three-month extension payments. The notes do not bear interest and mature upon closing of a Business Combination. As of February 29, 2020, the outstanding balance under the notes amounted to an aggregate of $1,200,000.

On September 13, 2019, we issued a Convertible Note in the aggregate amount of $800,000 to the Sponsor. The Convertible Note bears no interest and is repayable in full upon consummation of the Business Combination with the option to convert any unpaid balance of the Convertible Note into units. As of February 29, 2020, the outstanding balance under the Convertible Note amounted to an aggregate of $300,000.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of February 29, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Ordinary shares subject to redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets.

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

Recent accounting pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As of February 29, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of February 29, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of February 29, 2020, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act (as defined in Rules 13a-15(e) and 15- d-15(e) under the Securities Exchange Act of 1934, as amended), our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at February 29, 2020. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of February 29, 2020.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Position
Matthew Chen (1)	47	Chairman and Chief Executive Officer

Teddy Zheng	36	Chief Financial Officer

Yukman Lau (1)	65	Director

Jun Liu (2)	48	Director

Pai Liu (2)	34	Director

(1) Serves as a Class II Director.

(2) Serves as a Class I Director.

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

Yukman Lau has served as a member of our board of directors since January 2020. Ms. Lau has served as a partner of Guoxing Asset Co., Ltd., an investment company in China, since June 2016. From June 2006 to June 2016, she served as president of Oriental Infinite Media Co., Ltd., a professional media and event planning company in China. From 1997 to 2005, Ms. Lau served as chairman of Dalian Chronos Information Co., Ltd., a business information consulting company in China. From 1993 to 1996, she served as vice president of Shenzhen Maniche Consulting Company, a management consulting company in China. From 1989 to 1992, Ms. Lau served as general manager assistant of Oriental Textile Industry Co., Ltd., a textile production and processing company in China. Previously, she served as a manager of China Foreign Trade Import and Export Corporation and as business director of Liaoning Textile Import and Export Corporation in China. Prior to that, Ms. Lau served as an accountant at Dalian Steel Plant in China. Ms. Lau received her bachelor’s degree from Dalian University. We believe Ms. Lau is qualified to serve as a director because of her extensive management and investment experience.

Jun Liu is a member of our board of directors since July 2018. Mr. Liu has served as the president of Beijing Wanfeng Xingye Investment Management Co., Ltd., an investment company in China, since January 2014. From 2004 to January 2014, he served as the president of Zhongansheng Investment Consulting Co, Ltd. From 2002 to 2004, Mr. Liu served as the vice president of Beijing Xingyun Co., Ltd. From 1999 to 2002, Mr. Liu served as the CEO of Weixin (China) Venture Investment Co., Ltd. and the director of Venture Capital Research Center of Renmin University. From 1993 to 1996, Mr. Liu served as government official in the State Auditing Administration. Mr. Liu represented Beijing Xingyun in its acquisition transaction by Pepsi twenty years ago. He also advised Xinhua Media on its reverse merger with Zhizhen Tech (HK: 02371). His investment portfolios cover wide range of sectors, including TMT, education, clean energy, technology, and chemical industries. Mr. Liu received his bachelor degree of Finance and Accounting from Wuhan University in 1989 and received his MBA degree from Renmin University China in 1999. We believe Mr. Liu is qualified to serve as a director because of his extensive financial, investment and M&A experience and the extensive network he has established throughout his career.

Pai Liu has served as a member of our board of directors since December 2019. Mr. Liu has served as chief executive officer of Wuhan Dacheng Equity Investment Fund Management Company since July 2016. From December 2014 to April 2016, Mr. Liu was a senior associate of Deloitte in China. From September 2013 to October 2014, Mr. Liu served as a senior associate of Mazars Group in China. From October 2011 to September 2013, Mr. Liu served as an associate of PricewaterhouseCoopers in its Shanghai office and was involved in the auditing of large and medium-sized foreign enterprises. Mr. Liu earned his Master’s degree in accounting & finance from Leeds University in the United Kingdom and received a bachelor’s degree in finance from the South Central University for Nationalities in China. We believe Mr. Liu is qualified to serve as a director because of his extensive management and auditing experience.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. The term of office of the first class of directors, consisting of Messrs. Jun Liu and Pai Liu, will expire at the first annual meeting. The term of office of the second class of directors, consisting of Mr. Chen and Ms. Lau, will expire at the second annual meeting. We do not currently intend to hold an annual meeting of stockholders until after we consummate our initial business combination.

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

Audit Committee

We have established an audit committee of the board of directors. Messrs. Jun Liu and Pai Liu and Ms. Lau serve as members of our audit committee. Mr. Jun Liu  serves as chairman of the audit committee. Under the NASDAQ listing standards and applicable SEC rules, we are required to have three members of the audit committee all of whom must be independent. Messrs. Jun Liu and Pai Liu and Ms. Lau are independent.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Jun Liu  qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Compensation Committee

Subject to the requirement of law or the NASDAQ market rules, we have established a compensation committee of the board of directors. The members of our Compensation Committee are Messrs. Jun Liu and Pai Liu and Ms. Lau. Mr. Pai Liu serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

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

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or NASDAQ rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who shall participate in the consideration and recommendation of director nominees are Messrs. Jun Liu and Pai Liu and Ms. Lau. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the Company’s directors and executive officers, and the beneficial owners of more than 10% of our ordinary shares publicly file reports of their ownership of our securities with the SEC. Our directors, executive officers and such beneficial owners are required to furnish the Company with copies of all such reports that they file. Based upon a review of these filings, the Company is not aware of any failure to file such reports on a timely basis during the year ended February 29, 2020.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of April 27, 2020 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Ordinary Shares
Whale Management Corporation(2)(3)	1,250,000	23.7%
Matthew Chen(2)(3)	1,250,000	23.7%
Teddy Zheng(4)	—	—
Jun Liu(4)	—	—
Pai Liu(4)	—	—
Yukman Lau(4)	—	—
All directors and officers as a group	1,250,000	23.7%
Hudson Bay Capital Management LP(5)	478,904	8.8%
HGC Investment Management Inc. (6)	370,572	6.8%
Basso Capital Management, L.P. (7)	315,975	6.0%
Polar Asset Management Partners Inc.(8)	340,000	6.5%
OxFORD ASSET MANAGEMENT LLP (9)	321,182	6.1%
Mizuho Financial Group, Inc.(10)	376,976	7.2%
Glazer Capital, LLC (11)	730,049	13.9%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Longevity Acquisition Corporation, Yongda International Tower No. 2277 Longyang Road, Pudong District, Shanghai, People’s Republic of China District.

(2)	Interests shown consist of founder shares and not ordinary shares underlying the private placement units.

(3)	Whale Management Corporation is the record holder of such shares. The shares held by Whale Management Corporation, the Company’s sponsor, are beneficially owned by Matthew Chen, the Company’s Chairman and Chief Executive Officer, who has sole voting and dispositive power over the shares held thereby. Mr. Chen disclaims beneficial ownership over any securities owned by Whale Management Corporation in which he does not have any pecuniary interest.

(4)	Does not include any shares held by Whale Management Corporation. This individual is a member of Whale Management Corporation, as described in Footnote 3.

(5)	Based on a Schedule 13G/A filed with the SEC on February 4, 2019. Hudson Bay Capital Management LP, a Delaware limited partnership (“Hudson Bay”), serves as the investment manager to Hudson Bay Master Fund Ltd., in whose name the shares reported therein are held. As such, Hudson Bay may be deemed to be the beneficial owner of all shares held by Hudson Bay Master Fund Ltd. Sander Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of Hudson Bay. Mr. Gerber disclaims beneficial ownership of these securities. The address of the principal business office of each of the reporting persons is 777 Third Avenue, 30th Floor, New York, NY 10017.

(6)	Based on a Schedule 13G filed with the SEC on February 13, 2019, on behalf of HGC Investment Management Inc. a company incorporated under the laws of Canada. The principal office of the shareholder is 366 Adelaide, Suite 601, and Toronto, Ontario M5V 1R9, Canada.

(7)	Based on a Schedule 13G/A filed on February 7, 2020. Such shares are directly beneficially owned by Basso SPAC Fund LLC (“Basso SPAC”), a Delaware limited liability company. Basso Management, LLC (“Basso Management”), a Delaware limited liability company, is the manager of Basso SPAC. Basso Capital Management, L.P. (“BCM”), a Delaware limited partnership, serves as the investment manager of Basso SPAC. Basso GP, LLC (“Basso GP”), a Delaware limited liability company, is the general partner of BCM. Howard I. Fischer is the sole portfolio manager for Basso SPAC, the Chief Executive Officer and a founding managing partner of BCM, and a member of each of Basso Management and Basso GP. Accordingly, each of Basso Management, BCM, Basso GP and Mr. Fischer may be deemed to indirectly beneficially own such shares. The business address of each such persons is 650 Fifth Avenue, New York, New York 10019.

(8)	Based on a Schedule 13G filed on February 11, 2020. Such shares are directly beneficially owned by Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada, which serves as investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) with respect to shares directly held by PMSMF. The business address of each such persons is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.

(9)	Based on a Schedule 13G filed on February 13, 2020. Such shares are directly beneficially owned by OxFORD Asset Management LLP (“OxFORD”) held for the account of OxAM Quant Fund Limited, a Cayman Islands exempted company (“OxAM”). OxFORD serves as investment adviser to OxAM. The business address of each such persons is OxAM House, 6 George Street, Oxford, United Kingdom, OX1 2BW.

(10)	Based on a Schedule 13G filed on February 14, 2020. Such shares are directly beneficially owned by Mizuho Financial Group, Inc. on behalf of its subsidiaries, Mizuho Bank, Ltd, Mizuho Americas LLC and Mizuho Securities USA LLC. The business address of the reporting entity is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.

(11)	Based on a Schedule 13G filed on April 9, 2020. Such shares are held by certain funds and managed accounts to which Glazer Capital, LLC serves as investment manager. The business address of the reporting entity is 250 West 55th Street, Suite 30A, New York, New York 10019.

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

We initially had until August 31, 2019 to consummate a Business Combination. However, we extended the period of time to consummate a Business Combination by nine months until May 28, 2020. In order to extend the time available for us to consummate a Business Combination, the Sponsor or its affiliate or designees deposited into the Trust Account $400,000 ($0.10 per Unit) on each of August 20, 2019, November 20, 2019 and February 21, 2020, for a total amount of $1,200,000. We issued unsecured promissory notes in the aggregate amount of $1,200,000, representing $0.30 per public share, to the Sponsor to fund the three-month extension payments. The notes do not bear interest and mature upon closing of a Business Combination. As of February 29, 2020, the outstanding balance under the notes amounted to an aggregate of $1,200,000.

In addition, on September 13, 2019, we issued a Convertible Note in the aggregate amount of $800,000 to the Sponsor. The Convertible Note bears no interest and is repayable in full upon consummation of the Business Combination with the option to convert any unpaid balance of the Convertible Note into units. As of February 29, 2020, the outstanding balance under the Convertible Note amounted to an aggregate of $300,000.

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

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended February 29, 2020 and for the period from March 9, 2018 (inception) through February 28, 2019 totaled approximately $60,000 and $73,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards during the year ended February 29, 2020 and the period from March 9, 2018 (inception) through February 28, 2019.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the years ended February 29, 2020 and February 28, 2019.

All Other Fees. We did not pay Marcum for other services for the years ended February 29, 2020 and February 28, 2019.

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

Item 16.	Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated August 28, 2018, between the Company and the representative of the several underwriters (1)
3.1	Memorandum and Articles of Association. (2)
3.2	Amended and Restated Articles of Association. (2)
3.3	Second Amended and Restated Articles of Association. (1)
4.1	Warrant Agreement, dated August 28, 2018, between Continental Stock Transfer & Trust Company and the Company. (1)
4.2	Rights Agreement, dated August 28, 2018, between Continental Stock Transfer & Trust Company and the Company. (1)
4.3	Description of Securities.*
10.1	Investment Management Trust Account Agreement, dated August 28, 2018, between Continental Stock Transfer & Trust Company and the Company. (1)
10.2	Registration Rights Agreement, dated August 28, 2018, between the Company and initial shareholders. (1)
10.3	Letter Agreement, dated August 28, 2018, by and between the Company, Whale Management Corporation and the Company’s officers and directors. (1)
10.4	Administrative Services Agreement, dated August 28, 2018, between the Company and Puhui Wealth Investment Management (Beijing) Co., Ltd. (1)
10.5	Securities Subscription Agreement, dated June 6, 2018, between the Company and Whale Management Corporation. (2)
10.6	Unit Purchase Agreement, dated August 28, 2018, between the Company and Whale Management Corporation. (1)
10.7	Unit Purchase Agreement, dated August 28, 2018, between the Company and Cantor Fitzgerald & Co. (1)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Presentation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

* Filed herewith

** Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on August 31, 2018.
(2)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on August 8, 2018.

LONGEVITY ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Longevity Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Longevity Acquisition Corporation (the “Company”) as of February 29, 2020 and February 28, 2019, the related statements of operations, changes in shareholders’ equity and cash flows for the year ended February 29, 2020 and for the period from March 9, 2018 (inception) through February 28, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2020 and February 28, 2019, and the results of its operations and its cash flows for the year ended February 29, 2020 and for the period from March 9, 2018 (inception) through February 28, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2018.

New York, NY

April 30, 2020

LONGEVITY ACQUISITION CORPORATION

BALANCE SHEETS

	February 29,	February 28,
	2020	2019

ASSETS
Current Assets
Cash	$26,294	$639,102
Prepaid expenses and other current assets	112,195	64,079
Total Current Assets	138,489	703,181

Marketable securities held in Trust Account	42,412,991	40,425,370
Total Assets	$42,551,480	$41,128,551

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Account payable and accrued expenses	$262,877	$48,887
Total Current Liabilities	262,877	48,887

Convertible promissory notes – related party	1,500,000	—
Deferred underwriting fee payable	1,000,000	1,000,000
Total Liabilities	2,762,877	1,048,887

Commitments

Ordinary shares subject to possible redemption, 3,280,938 and 3,471,054 shares at redemption value at February 29, 2020 and February 28, 2019, respectively	34,788,598	35,079,661

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 1,989,062 and 1,798,946 shares issued and outstanding (excluding 3,280,938 and 3,471,054 shares subject to possible redemption) at February 29, 2020 and February 28, 2019, respectively	5,305,335	5,014,272
Accumulated deficit	(305,330)	(14,269)
Total Shareholders’ Equity	5,000,005	5,000,003
Total Liabilities and Shareholders’ Equity	$42,551,480	$41,128,551

The accompanying notes are an integral part of the financial statements.

LONGEVITY ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended February 29,	For the Period from March 9, 2018 (inception) through February 28,
	2020	2019

Operating and formation costs	$1,078,682	$439,639
Loss from operations	(1,078,682)	(439,639)

Other income:
Interest income	787,621	430,130
Unrealized loss	—	(4,760)
Other income, net	787,621	425,370

Net Loss	$(291,061)	$(14,269)

Weighted average ordinary shares outstanding, basic and diluted (1)	1,859,697	1,522,527

Basic and diluted net loss per ordinary share (2)	$(0.50)	$(0.25)

(1)	Excludes an aggregate of up to 3,280,938 and 3,471,054 shares subject to possible redemption as of February 29, 2020 and February 28, 2019, respectively.
(2)	Excludes interest income of $646,007 and $369,136 attributable to shares subject to possible redemption for the year ended February 29, 2020 and for the period from March 9, 2018 (inception) through February 28, 2019, respectively (see Note 3).

The accompanying notes are an integral part of the financial statements.

LONGEVITY ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance – March 9, 2018 (inception)	—	$—	$—	$—

Issuance of founder shares to Sponsor	1,150,000	25,000	—	25,000

Forfeiture of founder shares	(150,000)	—	—	—

Sale of 4,000,000 Units, net of underwriting discounts and offering expenses	4,000,000	37,368,833	—	37,368,833

Sale of 270,000 Private Units	270,000	2,700,000	—	2,700,000

Proceeds from the sale of unit purchase option	—	100	—	100

Ordinary shares subject to possible redemption	(3,471,054)	(35,079,661)	—	(35,079,661)

Net loss	—	—	(14,269)	(14,269)
Balance – February 28, 2019	1,798,946	5,014,272	(14,269)	5,000,003

Change in value of ordinary shares subject to possible redemption	190,116	291,063	—	291,063

Net loss	—	—	(291,061)	(291,061)
Balance – February 29, 2020	1,989,062	$5,305,335	$(305,330)	$5,000,005

The accompanying notes are an integral part of the financial statements.

LONGEVITY ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended February 29,	For the Period from March 9, 2018 (Inception) Through February 28,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(291,061)	$(14,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on securities held in Trust Account	(787,621)	(430,130)
Unrealized loss on securities held in Trust Account	—	4,760
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(48,116)	(64,079)
Accounts payable and accrued expenses	213,990	48,887
Net cash used in operating activities	(912,808)	(454,831)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(1,200,000)	(40,000,000)
Net cash used in investing activities	(1,200,000)	(40,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of founder shares to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	38,800,000
Proceeds from sale of Private Units	—	2,700,000
Proceeds from sale of unit purchase option	—	100
Payment of offering costs	—	(431,167)
Proceeds from convertible promissory notes - related party	1,500,000	202,415
Repayment of promissory note - related party	—	(202,415)
Net cash provided by financing activities	1,500,000	41,093,933

Net Change in Cash	(612,808)	639,102
Cash – Beginning	639,102	—
Cash – Ending	$26,294	$639,102

Non-Cash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption	$—	$35,086,980
Change in value of ordinary shares subject to possible redemption	$(291,063)	$(7,319)
Deferred underwriting fee payable	$—	$1,000,000

The accompanying notes are an integral part of the financial statements.

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

At February 29, 2020, the Company had not yet commenced any operations. All activity through February 29, 2020 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination.

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

Transaction costs relating to the Initial Public Offering amounted to $2,631,167, consisting of $1,200,000 of underwriting fees, $1,000,000 of deferred underwriting fees and $431,167 of offering costs. As of February 29, 2020, there was $26,294 of cash held outside of the Trust Account and available for working capital purposes.

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

The shareholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account ($10.30 per share, subject to increase of up to an additional $0.10 per share in the event that the Sponsor elects to extend the period of time to consummate a Business Combination (see below), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants or rights.

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

On each of August 20, 2019, November 19, 2019 and February 21, 2020, the period of time for the Company to consummate a Business Combination was extended for an additional three-month period, for an aggregate total nine-month period ending on May 28, 2020, and, accordingly, $1,200,000 was deposited into the Trust Account. The deposit was funded by non-interest bearing unsecured convertible promissory notes from the Sponsor. The notes are repayable upon the consummation of a Business Combination (see Note 6).

The Company will have until May 28, 2020 to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $50,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

The Company intends to hold a meeting of shareholders prior to May 28, 2020 in order to provide shareholders with the ability to vote to extend such date until November 30, 2020. If such extension is approved, in order for the time available for the Company to consummate a Business Combination to be extended, the Sponsor or its affiliates or designees must deposit into the Trust Account $0.025 per public share not redeemed in connection with the shareholder meeting (up to $100,000 per month if no public shares are redeemed and up to an aggregate of $600,000, or $0.15 per share, if our sponsor elects to extend six times), on or prior to the date of the applicable deadline, for each monthly extension. Any such payments would be made in the form of a loan. If shareholders approve the extension, the Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination. There is no assurance that the Company’s shareholders will vote to approve the extension of time with which the Company has to complete a Business Combination. If the Company does not obtain shareholder approval, the Company would wind up its affairs and liquidate.

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

NOTE 2. LIQUIDITY

As of February 29, 2020, the Company had $26,294 in its operating bank accounts, $42,412,991 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or convert shares in connection therewith and working capital deficit of $124,388. As of February 29, 2020, approximately $1,213,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations, if any. To date the Company has not withdrawn any interest from the Trust Account in order to pay its taxes.

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

Subsequent to the consummation of the Initial Public Offering, the Company entered into five consulting arrangements for services to help identify and introduce the Company to potential targets and provide assistance with due diligence, deal structuring and documentation of a Business Combination. These agreements provided for aggregate monthly fees of approximately $29,000. The Company recorded $230,948 and $156,000 of such fees for the year ended February 29, 2020 and for the period from March 9, 2019 (inception) through February 28, 2019, respectively. As of October 2019, services are no longer being provided by these consultants.

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

On each of August 20, 2019, November 19, 2019 and February 21, 2020, the Company issued unsecured convertible promissory notes in the amount of $400,000, or an aggregate total amount of $1,200,000, to the Sponsor. The notes do not bear interest, mature upon closing of a Business Combination by the Company and are convertible, at the option of the holder, into additional Private Units at a price of $10.00 per Unit (see Note 6).

The Company does not believe it will need to raise additional funds in order to meet expenditures required for operating its business. Other than the Convertible Note discussed above, neither the Sponsor or its affiliates, nor any of the officers or directors are under any obligation to advance funds to, or invest in, the Company. Accordingly, the Company may not be able to obtain additional financing. Should circumstances change and the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to suspending the pursuit of a potential transaction. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Even if the Company can obtain sufficient financing or raise additional capital, it only has until May 28, 2020 to consummate a Business Combination. There is no assurance that the Company will be able to do so prior to May 28, 2020.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of February 29, 2020 and February 28, 2019.

Marketable securities held in Trust Account

At February 29, 2020, substantially all of the assets held in the Trust Account were held in money market funds, which invest in U.S. Treasury securities. At February 28, 2019, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of February 29, 2020 and February 28, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security “CARES” Act into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOL) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspend the excess business loss rules, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions. The Company does not believe that CARES Act will have a significant impact on Company's financial position or statement of operations.

Net loss per ordinary share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at February 29, 2020 and February 28, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such ordinary shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 2,135,000 ordinary shares, (2) rights sold in the Initial Public Offering and private placement that convert into 427,000 ordinary shares, and (3) a unit purchase option sold to the underwriter that is exercisable for 240,000 ordinary shares, warrants to purchase 120,000 ordinary shares and rights that convert into 24,000 ordinary shares, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into ordinary shares are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods.

Reconciliation of net loss per ordinary share

The Company’s net loss is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Year Ended February 29,	For the Period from March 9, 2018 (inception) through February 28,
	2020	2019
Net loss	$(291,061)	$(14,269)
Less: Income attributable to ordinary shares subject to possible redemption	(646,007)	(369,136)
Adjusted net loss	$(937,068)	$(383,405)

Weighted average shares outstanding, basic and diluted	1,859,697	1,522,527

Basic and diluted net loss per ordinary share	$(0.50)	$(0.25)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the Initial Public Offering, the Sponsor and the underwriter of the Initial Public Offering purchased an aggregate of 270,000 Private Units at a price of $10.00 per Private Unit, of which 250,000 Private Units were purchased by the Sponsor and 20,000 Private Units were purchased by the underwriter ($2,700,000 in the aggregate). The Private Units are identical to the Units sold in the Initial Public Offering, except for the private warrants (“Private Warrants”), as described in Note 8. The proceeds from the sale of the Private Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants and Private Rights will expire worthless. The Private Units and underlying securities will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

In June 2018, the Company issued an aggregate of 1,150,000 founder shares to the Sponsor for an aggregate purchase price of $25,000 in cash. The founder shares included an aggregate of up to 150,000 shares that were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (assuming the initial shareholders did not purchase any Public Shares in the Initial Public Offering and excluding the Private Units and underlying securities). The underwriters’ election to exercise their over-allotment option expired unexercised on October 15, 2018 and, as a result, 150,000 Founder Shares were forfeited, resulting in 1,000,000 Founder Shares outstanding as of February 29, 2020 and February 28, 2019.

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

Administrative Services Arrangement

An affiliate of a member of the Company’s Sponsor entered into an agreement commencing on August 28, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay such entity $10,000 per month for these services. For the year ended February 29, 2020, the Company incurred $120,000 in fees for these services. For the period from March 9, 2018 (inception) through February 28, 2019, the Company incurred $60,000 in fees for these services. At February 29, 2020 and February 28, 2019, $50,000 and $20,000, respectively, is included in accounts payable and accrued expenses in the accompanying balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On September 13, 2019, the Company issued a Convertible Note in the aggregate amount of $800,000 to the Sponsor. As of February 29, 2020, the outstanding balance under the Convertible Note amounted to an aggregate of $300,000.

Related Party Extension Loans

As discussed in Note 1, the Company could extend the period of time to consummate a Business Combination up to three times, each by an additional three months (for a total of 21 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees had to deposit into the Trust Account $400,000 ($0.10 per Unit), on or prior to the date of the applicable deadline, for each three month extension up to an aggregate of $1,200,000, or $0.30 per Unit.

On each of August 20, 2019, November 19, 2019 and February 21, 2020, the Company issued unsecured convertible promissory notes in the amount of $400,000, or an aggregate total amount of $1,200,000, representing $0.10 per public share (or $0.30 in the aggregate), to the Sponsor to fund each the three-month extension payment, for a total aggregate extension of nine months and, accordingly, an aggregate of $1,200,000 was deposited into the Trust Account. The Company now has until May 28, 2020 to consummate a Business Combination. The notes do not bear interest, mature upon closing of a Business Combination by the Company and are convertible, at the option of the holder, into additional Private Units at a price of $10.00 per Unit. If the Company completes a Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the initial shareholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans in the event that the Company does not complete a Business Combination.

As of February 29, 2020, the outstanding balance under the convertible promissory notes amounted to an aggregate of $1,200,000.

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

NOTE 8. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended and Restated Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At February 29, 2020 and February 28, 2019, there are no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At February 29, 2020 and February 28, 2019, there were 1,989,062 and 1,798,946 ordinary shares issued and outstanding, excluding 3,280,938 and 3,471,054 ordinary shares subject to possible redemption, respectively.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at February 29, 2020 and February 28, 2019, indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	February 29, 2020	February 28, 2019
Assets:
Marketable securities held in Trust Account	1	$42,412,991	$40,425,370

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 30, 2020	LONGEVITY ACQUISITION CORPORATION

	By:	/s/ Matthew Chen
Name: Matthew Chen
Title: Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Matthew Chen	Chairman and Chief Executive Officer	April 30, 2020
Matthew Chen	(Principal Executive Officer)

/s/ Teddy Zheng	Chief Financial Officer	April 30, 2020
Teddy Zheng	(Principal Financial and Accounting Officer)

/s/ Jun Liu	Director	April 30, 2020
Jun Liu

/s/ Minguang Wang	Director	April 30, 2020
Minguang Wang

/s/ Jason Zhang	Director	April 30, 2020
Jason Zhang

78