Form 10-Q
period 2020-05-31
Longevity Acquisition Corp
filed 2020-07-09
CIK 1743858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

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

Securities registered pursuant to Section 12(b) of the Act:

As of July 9, 2020, there were 2,626,822 ordinary shares, no par value, issued and outstanding.

LONGEVITY ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

LONGEVITY ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	May 31,	February 29,
	2020	2020
	(unaudited)
ASSETS
Current Assets
Cash	$1,744	$26,294
Prepaid expenses and other current assets	68,945	112,195
Total Current Assets	70,689	138,489

Marketable securities held in Trust Account	42,492,044	42,412,991
Total Assets	$42,562,733	$42,551,480

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Account payable and accrued expenses	$313,969	$262,877
Total Current Liabilities	313,969	262,877

Convertible promissory note – related party	1,584,000	1,500,000
Deferred underwriting fee payable	1,000,000	1,000,000
Total Liabilities	2,897,969	2,762,877

Commitments

Ordinary shares subject to possible redemption, 3,263,176 and 3,280,938 shares at redemption value at May 31, 2020 and February 29, 2020, respectively	34,664,755	34,788,598

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 2,006,824 and 1,989,062 shares issued and outstanding (excluding 3,263,176 and 3,280,938 shares subject to possible redemption) at May 31, 2020 and February 29, 2020, respectively	5,429,178	5,305,335
Accumulated deficit	(429,169)	(305,330)
Total Shareholders’ Equity	5,000,009	5,000,005
Total Liabilities and Shareholders’ Equity	$42,562,733	$42,551,480

The accompanying notes are an integral part of the unaudited condensed financial statements.

LONGEVITY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended May 31,
	2020	2019
Operating costs	$168,892	$242,723
Loss from operations	(168,892)	(242,723)

Other income:
Interest income	45,053	245,996
Unrealized gain	—	6,298
Other income	45,053	252,294

Net (Loss) Income	$(123,839)	$9,571

Weighted average ordinary shares outstanding, basic and diluted (1)	1,989,255	1,798,946

Basic and diluted net loss per ordinary share (2)	$(0.08)	$(0.12)

(1)	Excludes an aggregate of up to 3,263,176 and 3,450,467 shares subject to possible redemption at May 31, 2020 and 2019.
(2)	Excludes interest income of $36,754 and $217,629 attributable to shares subject to possible redemption for the three months ended May 31, 2020 and 2019, respectively (see Note 3).

The accompanying notes are an integral part of the unaudited condensed financial statements.

LONGEVITY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

THREE MONTHS ENDED MAY 31, 2020

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance – March 1, 2020	1,989,062	$5,305,335	$(305,330)	$5,000,005

Change in value of ordinary shares subject to possible redemption	17,762	123,843	—	123,843

Net loss	—	—	(123,839)	(123,839)
Balance – May 31, 2020	2,006,824	$5,429,178	$(429,169)	$5,000,009

THREE MONTHS ENDED MAY 31, 2019

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance – March 1, 2019	1,798,946	$5,014,272	$(14,269)	$5,000,003

Change in value of ordinary shares subject to possible redemption	20,587	(9,573)	—	(9,573)

Net income	—	—	9,571	9,571
Balance – May 31, 2019	1,819,533	$5,004,699	$(4,698)	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

LONGEVITY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended May 31,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(123,839)	$9,571
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on securities held in Trust Account	(45,053)	(245,996)
Unrealized gain on securities held in Trust Account	—	(6,298)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	43,250	9,037
Accounts payable and accrued expenses	51,092	33,169
Net cash used in operating activities	(74,550)	(200,517)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(34,000)	—
Net cash used in investing activities	(34,000)	—

Cash Flows from Financing Activities:
Proceeds from convertible promissory notes - related party	84,000	—
Net cash provided by financing activities	84,000	—

Net Change in Cash	(24,550)	(200,517)
Cash – Beginning	26,294	639,102
Cash – Ending	$1,744	$438,585

Non-Cash investing and financing activities:
Change in value of ordinary shares subject to possible redemption	$(123,843)	$9,573

The accompanying notes are an integral part of the unaudited condensed financial statements.

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MAY 31, 2020

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

At May 31, 2020, the Company had not yet commenced any operations. All activity through May 31, 2020 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination.

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

Transaction costs relating to the Initial Public Offering amounted to $2,631,167, consisting of $1,200,000 of underwriting fees, $1,000,000 of deferred underwriting fees and $431,167 of offering costs. As of May 31, 2020, there was $1,744 of cash held outside of the Trust Account and available for working capital purposes.

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

MAY 31, 2020

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

The Company initially had until May 28, 2020 to complete a Business Combination. On May 22, 2020, the Company’s shareholders approved an amendment to its Amended and Restated Memorandum and Articles of Association (the “Charter”) to extend the period of time for which the Company was required to consummate a Business Combination from May 28, 2020 to November 30, 2020 (the “Combination Period”). In connection with the approval of the extension on May 22, 2020, shareholders elected to redeem an aggregate of 2,643,178 ordinary shares, of which the Company paid cash in the aggregate amount of $28,055,793, or approximately $10.61 per share, to redeeming shareholders on June 3, 2020. In connection with the extension, the Company deposited into the Trust Account $0.025 for each public share that was not redeemed in connection with the extension, or an aggregate of approximately $34,000 (for each monthly extension), for such extension. The amount deposited into the Trust Account was loaned to the Company by the Sponsor pursuant to an unsecured convertible promissory note (the “Convertible Note”) (see Note 6).

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

MAY 31, 2020

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

NOTE 2. LIQUIDITY

As of May 31, 2020, the Company had $1,744 in its operating bank accounts, $42,492,044 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or convert shares in connection therewith and a working capital deficit of $243,280. As of May 31, 2020, approximately $1,258,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations, if any. To date the Company has not withdrawn any interest from the Trust Account in order to pay its taxes.

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

On June 25, 2020, the Sponsor committed to provide the Company loans in the aggregate amount of $70,000 in loans in order to finance transaction costs in connection with a Business Combination.

The Company may raise additional capital through loans or additional investments from the Sponsor, an affiliate of the Sponsor, or its officers and directors. The Company’s officers and directors and the Sponsor or its affiliates may, but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs.

On September 13, 2019, the Company issued the Convertible Note in the principal amount of up to $800,000 to the Sponsor (see Note 6). The Convertible Note bears no interest and is repayable in full upon consummation of a Business Combination. As of May 31, 2020, the outstanding balance under the Convertible Note amounted to an aggregate of $384,000.

On each of August 20, 2019, November 19, 2019 and February 21, 2020, the Company issued unsecured convertible promissory notes in the amount of $400,000, for an aggregate total amount of $1,200,000, to the Sponsor. The notes do not bear interest, mature upon closing of a Business Combination by the Company and are convertible, at the option of the holder, into additional Private Units at a price of $10.00 per Unit (see Note 6). As of May 31, 2020, the outstanding balance under the convertible notes amounted to an aggregate of $1,200,000.

The Company does not believe it will need to raise additional funds in order to meet expenditures required for operating its business. Other than the Convertible Note discussed above, neither the Sponsor or its affiliates, nor any of the officers or directors are under any obligation to advance funds to, or invest in, the Company. Accordingly, the Company may not be able to obtain additional financing. Should circumstances change and the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to suspending the pursuit of a potential transaction. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Even if the Company can obtain sufficient financing or raise additional capital, it only has until November 30, 2020 to consummate a Business Combination. There is no assurance that the Company will be able to do so prior to November 30, 2020.

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MAY 31, 2020

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 29, 2020 as filed with the SEC on April 30, 2020, which contains the audited financial statements and notes thereto. The financial information as of February 29, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended February 29, 2020. The interim results for the three months ended May 31, 2020 are not necessarily indicative of the results to be expected for the year ending February 28, 2021 or for any future interim periods.

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

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of May 31, 2020 and February 29, 2020.

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MAY 31, 2020

(Unaudited)

Marketable Securities Held in Trust Account

At May 31, 2020 and February 29, 2020, substantially all of the assets held in the Trust Account were held in money market funds, which invest in U.S. Treasury securities.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of May 31, 2020 and February 29, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MAY 31, 2020

(Unaudited)

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at May 31, 2020 and 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such ordinary shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 2,135,000 ordinary shares, (2) rights sold in the Initial Public Offering and private placement that convert into 427,000 ordinary shares, and (3) a unit purchase option sold to the underwriter that is exercisable for 240,000 ordinary shares, warrants to purchase 120,000 ordinary shares and rights that convert into 24,000 ordinary shares, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into ordinary shares are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods.

Reconciliation of Net Loss Per Ordinary Share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended May 31,
	2020	2019
Net (loss) income	$(123,839)	$9,571
Less: Income attributable to ordinary shares subject to possible redemption	(36,754)	(217,629)
Adjusted net loss	$(160,593)	$(208,058)

Weighted average shares outstanding, basic and diluted	1,989,255	1,798,946

Basic and diluted net loss per ordinary share	$(0.08)	$(0.12)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

MAY 31, 2020

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

In June 2018, the Company issued an aggregate of 1,150,000 founder shares to the Sponsor for an aggregate purchase price of $25,000 in cash. The founder shares included an aggregate of up to 150,000 shares that were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (assuming the initial shareholders did not purchase any Public Shares in the Initial Public Offering and excluding the Private Units and underlying securities). The underwriters’ election to exercise their over-allotment option expired unexercised on October 15, 2018 and, as a result, 150,000 Founder Shares were forfeited, resulting in 1,000,000 Founder Shares outstanding as of May 31, 2020 and February 29, 2020.

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

Administrative Services Arrangement

An affiliate of a member of the Company’s Sponsor entered into an agreement commencing on August 28, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay such entity $10,000 per month for these services. For the three months ended May 31, 2020 and 2019, the Company incurred $30,000 in fees for these services. At May 31, 2020 and February 29, 2020, $80,000 and $50,000, respectively, is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MAY 31, 2020

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On September 13, 2019, the Company issued a Convertible Note in the aggregate amount of $800,000 to the Sponsor. As of May 31, 2020, the outstanding balance under the Convertible Note amounted to an aggregate of $384,000, of which $34,000 was used to fund the extension of the Combination Period.

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

On each of August 20, 2019, November 19, 2019 and February 21, 2020, the Company issued unsecured convertible promissory notes in the amount of $400,000, or an aggregate total amount of $1,200,000, representing $0.10 per public share (or $0.30 in the aggregate), to the Sponsor to fund each the three-month extension payment, for a total aggregate extension of nine months and, accordingly, an aggregate of $1,200,000 was deposited into the Trust Account. The notes do not bear interest, mature upon closing of a Business Combination by the Company and are convertible, at the option of the holder, into additional Private Units at a price of $10.00 per Unit. If the Company completes a Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the initial shareholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans in the event that the Company does not complete a Business Combination. As of May 31, 2020, the outstanding balance under the convertible promissory notes amounted to an aggregate of $1,200,000.

NOTE 7. COMMITMENTS

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MAY 31, 2020

(Unaudited)

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

NOTE 8. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended and Restated Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At May 31, 2020 and February 29, 2020, there are no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At May 31, 2020 and February 29, 2020, there were 2,006,824 and 1,989,062 ordinary shares issued and outstanding, excluding 3,263,176 and 3,280,938 ordinary shares subject to possible redemption, respectively.

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

MAY 31, 2020

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

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MAY 31, 2020

(Unaudited)

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at May 31, 2020 and February 29, 2020, indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	May 31, 2020	February 28, 2020
Assets:
Marketable securities held in Trust Account	1	$42,492,044	$42,412,991

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On June 25, 2020, the Sponsor committed to provide the Company loans in the aggregate amount of $70,000 in loans in order to finance transaction costs in connection with a Business Combination.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

In addition, on September 13, 2019, we issued a Convertible Note in the aggregate amount of $800,000 to the Sponsor. The Convertible Note bears no interest and is repayable in full upon consummation of the Business Combination with the option to convert any unpaid balance of the Convertible Note into units. As of May 31, 2020, the outstanding balance under the Convertible Note amounted to an aggregate of $384,000.

On May 22, 2020, our shareholders approved an amendment to our Charter to extend the period of time for which we were required to consummate a Business Combination from May 29, 2020 to November 30, 2020. In connection with the approval of the extension on May 22, 2020, shareholders elected to redeem an aggregate of 2,643,178 ordinary shares, of which we paid cash in the aggregate amount of $28,055,793, or approximately $10.61 per share, to redeeming shareholders on June 3, 2020. In connection with the extension, we deposited into the Trust Account $0.025 for each public share that was not redeemed in connection with the extension, or an aggregate of approximately $34,000, for such extension. The amount deposited into the Trust Account was loaned to us by the sponsor pursuant to the Convertible Note. Our sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than five business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants and rights will be worthless.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through May 31, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target business for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended May 31, 2020, we had a net loss of $123,839, which consists of operating costs of $168,892, offset by interest income on marketable securities held in the Trust Account of $45,053.

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

For the three months ended May 31, 2020, cash used in operating activities was $74,550, consisting primarily of a net loss of $123,839 and interest earned on marketable securities held in the Trust Account and not available for operations of $45,053. Changes in our operating assets and liabilities provided cash of $94,342.

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

At May 31, 2020, we had marketable securities held in the Trust Account of $42,492,044. We intend to use substantially all of the funds held in the Trust Account (excluding deferred underwriting commissions and interest to pay taxes) to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses.

At May 31, 2020, we had cash of $1,744 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and consummate a Business Combination.

In connection with the extension of time to consummate a Business Combination to May 28, 2020, the Sponsor deposited into the Trust Account $400,000 ($0.10 per Unit) on each of August 20, 2019, November 20, 2019 and February 21, 2020, for a total amount of $1,200,000. We issued unsecured promissory notes in the aggregate amount of $1,200,000, representing $0.30 per public share, to the Sponsor to fund the three-month extension payments. The notes do not bear interest and mature upon closing of a Business Combination. As of May 31, 2020, the outstanding balance under the notes amounted to an aggregate of $1,200,000.

On September 13, 2019, we issued a Convertible Note in the aggregate amount of $800,000 to the Sponsor. The Convertible Note bears no interest and is repayable in full upon consummation of the Business Combination with the option to convert any unpaid balance of the Convertible Note into units. As of May 31, 2020, the outstanding balance under the Convertible Note amounted to an aggregate of $384,000, of which $34,000 was used to fund the extension of the Combination Period.

On June 25, 2020, the sponsor committed to provide us loans in the aggregate amount of $70,000 in loans in order to finance transaction costs in connection with a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of May 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of May 31, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on April 30, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 30, 2020, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

LONGEVITY ACQUISTION CORPORATION

Date: July 9, 2020		/s/ Matthew Chen
	Name:	Matthew Chen
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: July 9, 2020		/s/ Teddy Zheng
	Name:	Teddy Zheng
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

