Form 10-Q
period 2020-08-31
Longevity Acquisition Corp
filed 2020-10-07
CIK 1743858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2020

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

Securities registered pursuant to Section 12(b) of the Act:

As of October 7, 2020, there were 2,626,822 ordinary shares, no par value, issued and outstanding.

LONGEVITY ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

LONGEVITY ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	August 31,	February 29,
	2020	2020
	(unaudited)
ASSETS
Current Assets
Cash	$6,607	$26,294
Prepaid expenses and other current assets	25,695	112,195
Total Current Assets	32,302	138,489

Marketable securities held in Trust Account	14,505,510	42,412,991
Total Assets	$14,537,812	$42,551,480

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Account payable and accrued expenses	$337,007	$262,877
Total Current Liabilities	337,007	262,877

Convertible promissory note – related party	1,791,972	1,500,000
Deferred underwriting fee payable	1,000,000	1,000,000
Total Liabilities	3,128,979	2,762,877

Commitments

Ordinary shares subject to possible redemption, 599,471 and 3,280,938 shares at redemption value at August 31, 2020 and February 29, 2020, respectively	6,408,823	34,788,598

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 2,027,351 and 1,989,062 shares issued and outstanding (excluding 599,471 and 3,280,938 shares subject to possible redemption) at August 31, 2020 and February 29, 2020, respectively	5,629,317	5,305,335
Accumulated deficit	(629,307)	(305,330)
Total Shareholders’ Equity	5,000,010	5,000,005
Total Liabilities and Shareholders’ Equity	$14,537,812	$42,551,480

The accompanying notes are an integral part of the unaudited condensed financial statements.

LONGEVITY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2020	2019	2020	2019
Operating costs	$201,425	$327,835	$370,317	$570,558
Loss from operations	(201,425)	(327,835)	(370,317)	(570,558)

Other income:
Interest income	1,287	209,002	46,340	454,998
Unrealized gain	—	76	—	6,374
Other income	1,287	209,078	46,340	461,372

Net Loss	$(200,138)	$(118,757)	$(323,977)	$(109,186)

Weighted average ordinary shares outstanding, basic and diluted (1)	2,006,824	1,819,533	1,997,943	1,809,240

Basic and diluted net loss per ordinary share (2)	$(0.10)	$(0.16)	$(0.17)	$(0.28)

(1)	Excludes an aggregate of up to 599,471 and 3,388,058 shares subject to possible redemption at August 31, 2020 and 2019.
(2)	Excludes interest income of $474 and $177,089 attributable to shares subject to possible redemption for the three months ended August 31, 2020 and 2019, respectively, and $17,076 and $390,782 attributable to shares subject to possible redemption for the six months ended August 31, 2020 and 2019, respectively (see Note 3).

The accompanying notes are an integral part of the unaudited condensed financial statements.

LONGEVITY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

THREE AND SIX MONTHS ENDED AUGUST 31, 2020

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance – March 1, 2020	1,989,062	$5,305,335	$(305,330)	$5,000,005

Change in value of ordinary shares subject to possible redemption	17,762	123,843	—	123,843

Net loss	—	—	(123,839)	(123,839)
Balance – May 31, 2020	2,006,824	5,429,178	(429,169)	5,000,009

Change in value of ordinary shares subject to possible redemption	20,527	200,139	—	200,139

Net loss	—	—	(200,138)	(200,138)
Balance – August 31, 2020	2,027,351	$5,629,317	$(629,307)	$5,000,010

THREE AND SIX MONTHS ENDED AUGUST 31, 2019

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance – March 1, 2019	1,798,946	$5,014,272	$(14,269)	$5,000,003

Change in value of ordinary shares subject to possible redemption	20,587	(9,573)	—	(9,573)

Net income	—	—	9,571	9,571
Balance – May 31, 2019	1,819,533	5,004,699	(4,698)	5,000,001

Change in value of ordinary shares subject to possible redemption	62,409	118,765	—	118,765

Net loss	—	—	(118,757)	(118,757)
Balance – August 31, 2019	1,881,942	$5,123,464	$(123,455)	$5,000,009

The accompanying notes are an integral part of the unaudited condensed financial statements.

LONGEVITY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended August 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(323,977)	$(109,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on securities held in Trust Account	(46,340)	(454,998)
Unrealized gain on securities held in Trust Account	—	(6,374)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	86,500	49,551
Accounts payable and accrued expenses	74,130	21,660
Net cash used in operating activities	(209,687)	(499,347)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(101,972)	(400,000)
Cash withdrawn from Trust Account for redemption	28,055,793	—
Net cash provided by (used in) investing activities	27,953,821	(400,000)

Cash Flows from Financing Activities:
Proceeds from promissory notes - related party	—	400,000
Proceeds from convertible promissory notes - related party	291,972	—
Redemption of ordinary shares	(28,055,793)	—
Net cash (used in) provided by financing activities	(27,763,821)	400,000

Net Change in Cash	(19,687)	(499,347)
Cash – Beginning	26,294	639,102
Cash – Ending	$6,607	$139,755

Non-Cash investing and financing activities:
Change in value of ordinary shares subject to possible redemption	$(323,982)	$(109,192)

The accompanying notes are an integral part of the unaudited condensed financial statements.

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2020

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

At August 31, 2020, the Company had not yet commenced any operations. All activity through August 31, 2020 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination.

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

Transaction costs relating to the Initial Public Offering amounted to $2,631,167, consisting of $1,200,000 of underwriting fees, $1,000,000 of deferred underwriting fees and $431,167 of offering costs. As of August 31, 2020, there was $6,607 of cash held outside of the Trust Account and available for working capital purposes.

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

AUGUST 31, 2020

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

The Company initially had until May 28, 2020 to complete a Business Combination. On May 22, 2020, the Company’s shareholders approved an amendment to its Amended and Restated Memorandum and Articles of Association (the “Charter”) to extend the period of time for which the Company was required to consummate a Business Combination from May 28, 2020 to November 30, 2020 (the “Combination Period”). In connection with the approval of the extension on May 22, 2020, shareholders elected to redeem an aggregate of 2,643,178 ordinary shares, of which the Company paid cash in the aggregate amount of $28,055,793, or approximately $10.61 per share, to redeeming shareholders on June 3, 2020. In connection with the extension, the Company deposited into the Trust Account $0.025 for each public share that was not redeemed in connection with the extension, or an aggregate of approximately $136,000 (for each monthly extension), for such extension. The amount deposited into the Trust Account was loaned to the Company by the Sponsor pursuant to an unsecured convertible promissory note (the “Convertible Note”) (see Note 6).

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

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2020

(Unaudited)

Nasdaq Notification

On August 28, 2020, the Company received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company was not in compliance with Listing Rule 5550(a)(3) (the “Minimum Public Holders Rule”), which requires the Company to have at least 300 public holders for continued listing on the NASDAQ Capital Market. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Capital Market.

The Notice states that the Company has 45 calendar days to submit a plan to regain compliance with the Minimum Public Holders Rule. The Company intends to submit a plan to regain compliance with the Minimum Public Holders Rule within the required timeframe. If Nasdaq accepts the Company’s plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the Notice to evidence compliance with the Minimum Public Holders Rule. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

NOTE 2. LIQUIDITY

As of August 31, 2020, the Company had $6,607 in its operating bank accounts, $14,505,510 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or convert shares in connection therewith and a working capital deficit of $304,705. As of August 31, 2020, approximately $428,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations, if any. To date the Company has not withdrawn any interest from the Trust Account in order to pay its taxes.

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

On June 25, 2020, the Sponsor committed to provide the Company loans in the aggregate amount of $70,000 in loans in order to finance transaction costs in connection with a Business Combination. On October 7, 2020 the Sponsor committed to provide the Company an additional loan in the aggregate amount of $160,000 in order to finance transaction costs in connection with a Business Combination, bringing the total commitment amount to an aggregate of $230,000.

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

On September 13, 2019, the Company issued the Convertible Note in the principal amount of up to $800,000 to the Sponsor (see Note 6). The Convertible Note bears no interest and is repayable in full upon consummation of a Business Combination. As of August 31, 2020, the outstanding balance under the Convertible Note amounted to an aggregate of $591,972.

On each of August 20, 2019, November 19, 2019 and February 21, 2020, the Company issued unsecured convertible promissory notes in the amount of $400,000, for an aggregate total amount of $1,200,000, to the Sponsor. The notes do not bear interest, mature upon closing of a Business Combination by the Company and are convertible, at the option of the holder, into additional Private Units at a price of $10.00 per Unit (see Note 6). As of August 31, 2020, the outstanding balance under the convertible notes amounted to an aggregate of $1,200,000.

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

AUGUST 31, 2020

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 29, 2020 as filed with the SEC on April 30, 2020, which contains the audited financial statements and notes thereto. The financial information as of February 29, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended February 29, 2020. The interim results for the three and six months ended August 31, 2020 are not necessarily indicative of the results to be expected for the year ending February 28, 2021 or for any future interim periods.

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

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2020

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of August 31, 2020 and February 29, 2020.

Marketable Securities Held in Trust Account

At August 31, 2020 and February 29, 2020, substantially all of the assets held in the Trust Account were held in money market funds, which invest in U.S. Treasury securities.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of August 31, 2020 and February 29, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2020

(Unaudited)

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at August 31, 2020 and 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such ordinary shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 2,135,000 ordinary shares, (2) rights sold in the Initial Public Offering and private placement that convert into 427,000 ordinary shares, and (3) a unit purchase option sold to the underwriter that is exercisable for 240,000 ordinary shares, warrants to purchase 120,000 ordinary shares and rights that convert into 24,000 ordinary shares, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into ordinary shares are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods.

Reconciliation of Net Loss Per Ordinary Share

The Company’s net loss is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2020	2019	2020	2019
Net loss	$(200,138)	$(118,757)	$(323,977)	$(109,186)
Less: Income attributable to ordinary shares subject to possible redemption	(474)	(177,089)	(17,076)	(390,782)
Adjusted net loss	$(200,612)	$(295,846)	$(341,053)	$(499,968)

Weighted average shares outstanding, basic and diluted	2,006,824	1,819,533	1,997,943	1,809,240

Basic and diluted net loss per ordinary share	$(0.10)	$(0.16)	$(0.17)	$(0.28)

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

Risk and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

AUGUST 31, 2020

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

In June 2018, the Company issued an aggregate of 1,150,000 founder shares to the Sponsor for an aggregate purchase price of $25,000 in cash. The founder shares included an aggregate of up to 150,000 shares that were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (assuming the initial shareholders did not purchase any Public Shares in the Initial Public Offering and excluding the Private Units and underlying securities). The underwriters’ election to exercise their over-allotment option expired unexercised on October 15, 2018 and, as a result, 150,000 Founder Shares were forfeited, resulting in 1,000,000 Founder Shares outstanding as of August 31, 2020 and February 29, 2020.

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

Administrative Services Arrangement

An affiliate of a member of the Company’s Sponsor entered into an agreement commencing on August 28, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay such entity $10,000 per month for these services. Effective May 31, 2020, the Sponsor agreed to stop charging the Company the monthly administrative fee. For the three months ended August 31, 2019, the Company incurred $30,000 in fees for these services. For the six months ended August 31, 2020 and 2019, the Company incurred $30,000 and $60,000, respectively, in fees for these services. At August 31, 2020 and February 29, 2020, there was $80,000 and $50,000, respectively, included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On September 13, 2019, the Company issued a Convertible Note in the aggregate amount of $800,000 to the Sponsor. As of August 31, 2020, the outstanding balance under the Convertible Note amounted to an aggregate of $591,972, of which $140,000 was used for working capital purposes and $101,972 was used to fund the extension of the Combination Period. On September 2, 2020, the Company borrowed an additional $34,000 under the Convertible Note to fund the extension of the Combination Period.

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2020

(Unaudited)

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

On each of August 20, 2019, November 19, 2019 and February 21, 2020, the Company issued unsecured convertible promissory notes in the amount of $400,000, or an aggregate total amount of $1,200,000, representing $0.10 per public share (or $0.30 in the aggregate), to the Sponsor to fund each the three-month extension payment, for a total aggregate extension of nine months and, accordingly, an aggregate of $1,200,000 was deposited into the Trust Account. The notes do not bear interest, mature upon closing of a Business Combination by the Company and are convertible, at the option of the holder, into additional Private Units at a price of $10.00 per Unit. If the Company completes a Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the initial shareholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans in the event that the Company does not complete a Business Combination. As of August 31, 2020, the outstanding balance under the convertible promissory notes amounted to an aggregate of $1,200,000.

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

NOTE 8. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended and Restated Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At August 31, 2020 and February 29, 2020, there are no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At August 31, 2020 and February 29, 2020, there were 2,027,351 and 1,989,062 ordinary shares issued and outstanding, excluding 599,471 and 3,280,938 ordinary shares subject to possible redemption, respectively.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2020

(Unaudited)

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

AUGUST 31, 2020

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at August 31, 2020 and February 29, 2020, indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	August 31, 2020	February 29, 2020
Assets:
Marketable securities held in Trust Account	1	$14,505,510	$42,412,991

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On October 7, 2020, the Sponsor committed to provide the Company loans in the aggregate amount of $160,000 in loans in order to finance transaction costs in connection with a Business Combination.

On September 2, 2020, the Company borrowed an additional $34,000 under the Convertible Note to fund the extension of the Combination Period.

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

Overview

We are a blank check company incorporated on March 9, 2018 in the British Virgin Islands with limited liability (meaning our shareholders have no liability, as members of the Company, for the liabilities of the Company over and above the amount already paid for their shares) formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, or engaging in any other similar Business Combination with one or more businesses or entities. We currently have until November 30, 2020 to consummate a Business Combination. We intend to effectuate our Business Combination using cash from the proceeds of our Initial Public Offering and the sale of the Private Units that occurred simultaneously with the completion of our Initial Public Offering, our shares, debt or a combination of cash, shares and debt.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through August 31, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target business for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended August 31, 2020, we had a net loss of $200,138, which consists of operating costs of $201,425, offset by interest income on marketable securities held in the Trust Account of $1,287.

For the three months ended August 31, 2019, we had a net loss of $118,757, which consists of operating costs of $327,835 offset by interest income on marketable securities held in the Trust Account of $209,002 and an unrealized gain on marketable securities held in our Trust Account of $76.

For the six months ended August 31, 2020, we had a net loss of $323,977, which consists of operating costs of $370,317, offset by interest income on marketable securities held in the Trust Account of $46,340.

For the six months ended August 31, 2019, we had a net loss of $109,186, which consists of operating costs of $570,558, offset by interest income on marketable securities held in the Trust Account of $454,998 and an unrealized gain on marketable securities held in our Trust Account of $6,374.

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

For the six months ended August 31, 2020, cash used in operating activities was $209,687, consisting primarily of a net loss of $323,977 and interest earned on marketable securities held in the Trust Account and not available for operations of $46,340. Changes in our operating assets and liabilities provided cash of $160,630.

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

At August 31, 2020, we had marketable securities held in the Trust Account of $14,505,510. We intend to use substantially all of the funds held in the Trust Account (excluding deferred underwriting commissions and interest to pay taxes) to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses.

At August 31, 2020, we had cash of $6,607 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and consummate a Business Combination.

In connection with the extension of time to consummate a Business Combination to May 28, 2020, the Sponsor deposited into the Trust Account $400,000 ($0.10 per Unit) on each of August 20, 2019, November 20, 2019 and February 21, 2020, for a total amount of $1,200,000. We issued unsecured promissory notes in the aggregate amount of $1,200,000, representing $0.30 per public share, to the Sponsor to fund the three-month extension payments. The notes do not bear interest and mature upon closing of a Business Combination. As of August 31, 2020, the outstanding balance under the notes amounted to an aggregate of $1,200,000.

On September 13, 2019, we issued a Convertible Note in the aggregate amount of $800,000 to the Sponsor. The Convertible Note bears no interest and is repayable in full upon consummation of the Business Combination with the option to convert any unpaid balance of the Convertible Note into units. As of August 31, 2020, the outstanding balance under the Convertible Note amounted to an aggregate of $591,972, of which $140,000 was used for working capital purposes and $101,972 was used to fund the extension of the Combination Period.

On May 22, 2020, our shareholders approved an amendment to our Charter to extend the period of time for which we were required to consummate a Business Combination from May 28, 2020 to November 30, 2020. In connection with the approval of the extension on May 22, 2020, shareholders elected to redeem an aggregate of 2,643,178 ordinary shares, of which we paid cash in the aggregate amount of $28,055,793, or approximately $10.61 per share, to redeeming shareholders on June 3, 2020. In connection with the extension, we deposited into the Trust Account $0.025 for each public share that was not redeemed in connection with the extension, or an aggregate of approximately $34,000, for such extension.

On June 25, 2020 and October 7, 2020, the sponsor committed to provide us loans in the aggregate amount of $230,000 in order to finance transaction costs in connection with a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of August 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay an affiliate of a member of our sponsor a monthly fee of $10,000 for office space, utilities and administrative support provided to the Company.

We began incurring these fees on August 28, 2018. Effective May 31, 2020, our sponsor agreed to stop charging us the monthly administrative fee

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of August 31, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are described in our Annual Report on Form 10-K for the year ended February 29, 2020 as filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as listed below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended February 29, 2020 as filed with the SEC, other than the risks described below:

Risk Relating to Our Ordinary Shares

If we fail to comply with the continued listing requirements of Nasdaq, we would face possible delisting, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

On August 28, 2020, the Company received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company was not in compliance with Listing Rule 5550(a)(3) (the “Minimum Public Holders Rule”), which requires the Company to have at least 300 public holders for continued listing on the Nasdaq Capital Market. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Capital Market.

The Notice states that the Company has 45 calendar days to submit a plan to regain compliance with the Minimum Public Holders Rule. The Company intends to submit a plan to regain compliance with the Minimum Public Holders Rule within the required timeframe. If Nasdaq accepts the Company’s plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the Notice to evidence compliance with the Minimum Public Holders Rule. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

We cannot assure you that our securities will continue to be listed on Nasdaq in the future prior to a Business Combination.

If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity with respect to our securities;
●	a determination that our ordinary shares are “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our ordinary shares;
●	a limited amount of news and analyst coverage for our company; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

 The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Certificate of Incorporation, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public shareholders.

Our search for a business combination may be materially adversely affected by the recent COVID-19 outbreak.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on our results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy continue to be impacted for an extended period, our financial position, results of operations and cash flows may be materially adversely affected. Additionally, our ability to complete an initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit our ability to have meetings with potential investors or affect the ability of a potential target company's personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. Our ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Memorandum and Articles of Association. (1)
3.2	Amended and Restated Articles of Association. (1)
3.3	Second Amended and Restated Articles of Association. (2)
4.1	Warrant Agreement, dated August 28, 2018, between Continental Stock Transfer & Trust Company and the Company. (2)
4.2	Rights Agreement, dated August 28, 2018, between Continental Stock Transfer & Trust Company and the Company. (2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

(1)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on August 8, 2018.
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on August 31, 2018.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGEVITY ACQUISTION CORPORATION

Date: October 7, 2020		/s/ Matthew Chen
	Name:	Matthew Chen
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 7, 2020		/s/ Teddy Zheng
	Name:	Teddy Zheng
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)