Form 10-Q
period 2020-11-30
Longevity Acquisition Corp
filed 2021-01-13
CIK 1743858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

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

Securities registered pursuant to Section 12(b) of the Act:

As of January 12, 2021, there were 2,625,622 ordinary shares, no par value, issued and outstanding.

LONGEVITY ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

LONGEVITY ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	November 30,	February 29,
	2020	2020
	(unaudited)
ASSETS
Current Assets
Cash	$19,330	$26,294
Prepaid expenses and other current assets	12,445	112,195
Total Current Assets	31,775	138,489

Marketable securities held in Trust Account	14,607,845	42,412,991
Total Assets	$14,639,620	$42,551,480

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Account payable and accrued expenses	$405,372	$262,877
Due to shareholders	12,919	—
Total Current Liabilities	418,291	262,877

Promissory note	1,619,122	—
Convertible promissory note – related party	402,576	1,500,000
Deferred underwriting fee payable	1,000,000	1,000,000
Total Liabilities	3,439,989	2,762,877

Commitments

Ordinary shares subject to possible redemption, 575,331 and 3,280,938 shares at redemption value at November 30, 2020 and February 29, 2020, respectively	6,199,623	34,788,598

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 2,050,291 and 1,989,062 shares issued and outstanding (excluding 575,331 and 3,280,938 shares subject to possible redemption) at November 30, 2020 and February 29, 2020, respectively	5,825,598	5,305,335
Accumulated deficit	(825,590)	(305,330)
Total Shareholders’ Equity	5,000,008	5,000,005
Total Liabilities and Shareholders’ Equity	$14,639,620	$42,551,480

The accompanying notes are an integral part of the unaudited condensed financial statements.

LONGEVITY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2020	2019	2020	2019
Operating costs	$196,646	$289,884	$566,963	$860,442
Loss from operations	(196,646)	(289,884)	(566,963)	(860,442)

Other income:
Interest income	363	180,135	46,703	635,133
Unrealized gain	—	(6,374)	—	—
Other income	363	173,761	46,703	635,133

Net Loss	$(196,283)	$(116,123)	$(520,260)	$(225,309)

Weighted average ordinary shares outstanding, basic and diluted (1)	2,027,351	1,881,942	2,007,674	1,833,297

Basic and diluted net loss per ordinary share (2)	$(0.10)	$(0.14)	$(0.27)	$(0.41)

(1)	Excludes an aggregate of up to 575,331 and 3,330,524 shares subject to possible redemption at November 30, 2020 and 2019.
(2)	Excludes interest income of $154 and $144,673 attributable to shares subject to possible redemption for the three months ended November 30, 2020 and 2019, respectively, and $19,821 and $528,812 attributable to shares subject to possible redemption for the nine months ended November 30, 2020 and 2019, respectively (see Note 3).

The accompanying notes are an integral part of the unaudited condensed financial statements.

LONGEVITY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

THREE AND NINE MONTHS ENDED NOVEMBER 30, 2020

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance – March 1, 2020	1,989,062	$5,305,335	$(305,330)	$5,000,005

Change in value of ordinary shares subject to possible redemption	17,762	123,843	—	123,843

Net loss	—	—	(123,839)	(123,839)
Balance – May 31, 2020	2,006,824	5,429,178	(429,169)	5,000,009

Change in value of ordinary shares subject to possible redemption	20,527	200,139	—	200,139

Net loss	—	—	(200,138)	(200,138)
Balance – August 31, 2020	2,027,351	5,629,317	(629,307)	5,000,010

Change in value of ordinary shares subject to possible redemption	22,940	196,281	—	196,281

Net loss	—	—	(196,283)	(196,283)
Balance – November 30, 2020	2,050,291	$5,825,598	$(825,590)	$5,000,008

THREE AND NINE MONTHS ENDED NOVEMBER 30, 2019

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance – March 1, 2019	1,798,946	$5,014,272	$(14,269)	$5,000,003

Change in value of ordinary shares subject to possible redemption	20,587	(9,573)	—	(9,573)

Net income	—	—	9,571	9,571
Balance – May 31, 2019	1,819,533	5,004,699	(4,698)	5,000,001

Change in value of ordinary shares subject to possible redemption	62,409	118,765	—	118,765

Net loss	—	—	(118,757)	(118,757)
Balance – August 31, 2019	1,881,942	5,123,464	(123,455)	5,000,009

Change in value of ordinary shares subject to possible redemption	57,534	116,117	—	116,117

Net loss	—	—	(116,123)	(116,123)
Balance – November 30, 2019	1,939,476	$5,239,581	$(239,578)	$5,000,003

The accompanying notes are an integral part of the unaudited condensed financial statements.

LONGEVITY ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended November 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(520,260)	$(225,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on securities held in Trust Account	(46,703)	(635,133)
Unrealized gain on securities held in Trust Account	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	99,750	(48,282)
Accounts payable and accrued expenses	142,495	61,353
Net cash used in operating activities	(324,718)	(847,371)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(203,944)	(800,000)
Cash withdrawn from Trust Account for redemption	28,055,793	—
Net cash provided by (used in) investing activities	27,851,849	(800,000)

Cash Flows from Financing Activities:
Proceeds from promissory notes	1,619,122	—
Proceeds from convertible promissory notes - related party	482,576	1,100,000
Repayment of convertible promissory notes - related party	(1,580,000)	—
Redemption of ordinary shares	(28,055,793)	—
Net cash (used in) provided by financing activities	(27,534,095)	1,100,000

Net Change in Cash	(6,964)	(547,371)
Cash – Beginning	26,294	639,102
Cash – Ending	$19,330	$91,731

Non-Cash investing and financing activities:
Change in value of ordinary shares subject to possible redemption	$(533,182)	$(225,309)
Due to shareholders for redemption of common stock	$12,919	$(225,309)

The accompanying notes are an integral part of the unaudited condensed financial statements.

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2020

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

At November 30, 2020, the Company had not yet commenced any operations. All activity through November 30, 2020 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination.

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

Transaction costs relating to the Initial Public Offering amounted to $2,631,167, consisting of $1,200,000 of underwriting fees, $1,000,000 of deferred underwriting fees and $431,167 of offering costs. As of November 30, 2020, there was $19,330 of cash held outside of the Trust Account and available for working capital purposes.

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

NOVEMBER 30, 2020

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

On November 20, 2020, the Company’s shareholders approved an amendment to its Amended and Restated Memorandum and Articles of Association to extend the period of time for which the Company is required to consummate a Business Combination (the “Second Extension”) from November 30, 2020 to May 29, 2021. In connection with the approval of the Second Extension, shareholders elected to redeem an aggregate of 1,200 ordinary shares, of which the Company has recorded a balance due to redeeming shareholders in the aggregate amount of $12,919, or approximately $10.77 per share. On December 1, 2020 the balance of $12,919 was paid. In connection with the Second Extension, the Company deposited into the Trust Account an aggregate of $0.05 per month for each public share that was not redeemed in connection with the Second Extension, or an aggregate of $67,781, for such extension. The amount deposited into the Trust Account was loaned to the Company by the Sponsor. The loan is non-interest bearing and due upon the earlier of (i) the consummation of a Business Combination and (ii) the date the winding up of the Company (see Note 6).

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

NOVEMBER 30, 2020

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

On December 10, 2020, the Company received a letter from the Listing Qualifications Department of Nasdaq, confirming that the Company had regained compliance with the Minimum Public Holders Rule based on the Company's submissions to Nasdaq dated October 12, October 28 and November 30, 2020 showing that the Company had more than 300 public holders.

NOTE 2. LIQUIDITY

As of November 30, 2020, the Company had $19,330 in its operating bank accounts, $14,607,845 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or convert shares in connection therewith and a working capital deficit of $386,516. As of November 30, 2020, approximately $429,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations, if any. To date the Company has not withdrawn any interest from the Trust Account in order to pay its taxes.

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

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2020

(Unaudited)

On each of August 20, 2019, November 19, 2019 and February 21, 2020, the Company issued unsecured convertible promissory notes in the amount of $400,000, for an aggregate total amount of $1,200,000, to the Sponsor. The notes do not bear interest, mature upon closing of a Business Combination by the Company and are convertible, at the option of the holder, into additional Private Units at a price of $10.00 per Unit (see Note 6). As of November 30, 2020, the outstanding balance under the convertible notes was repaid in full.

On September 13, 2019, the Company issued the “First Convertible Note” in the aggregate principal amount of up to $800,000 to the Sponsor (see Note 6). The Convertible Note bears no interest and is repayable in full upon consummation of a Business Combination.

On October 21, 2020, the Company issued the “Second Convertible Note” in the aggregate principal amount of up to $500,000 to the Sponsor (see Note 6). The Convertible Note bears no interest and is repayable in full upon consummation of a Business Combination. During the quarter ended November 30, 2020 a total of $380,000 was repaid, the remaining balance outstanding under the First and Second Convertible Notes amounted to an aggregate of $402,576 as of November 30, 2020.

On December 9, 2020, the Company issued the "Third Convertible Note" in the aggregate principal amount of up to $300,000 to the Sponsor (see Note 6). The Convertible Note bears no interest and is repayable in full upon consummation of a Business Combination.

On January 1, 2021, the Sponsor committed to provide the Company loans in the aggregate amount of $400,000 in loans in order to finance transaction costs in connection with a Business Combination (See Note 11).

The Company does not believe it will need to raise additional funds except Working Capital Loans (defined below) from the Sponsor in order to meet expenditures required for operating its business. Other than the Convertible Note discussed above, neither the Sponsor or its affiliates, nor any of the officers or directors are under any obligation to advance funds to, or invest in, the Company. Accordingly, the Company may not be able to obtain additional financing. Should circumstances change and the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to suspending the pursuit of a potential transaction. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Even if the Company can obtain sufficient financing or raise additional capital, it only has until May 29, 2021 to consummate a Business Combination. There is no assurance that the Company will be able to do so prior to May 29, 2021.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 29, 2020 as filed with the SEC on April 30, 2020, which contains the audited financial statements and notes thereto. The financial information as of February 29, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended February 29, 2020. The interim results for the three and nine months ended November 30, 2020 are not necessarily indicative of the results to be expected for the year ending February 28, 2021 or for any future interim periods.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2020

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of November 30, 2020 and February 29, 2020.

Marketable Securities Held in Trust Account

At November 30, 2020 and February 29, 2020, substantially all of the assets held in the Trust Account were held in money market funds, which invest in U.S. Treasury securities.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of November 30, 2020 and February 29, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2020

(Unaudited)

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

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at November 30, 2020 and 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such ordinary shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 2,135,000 ordinary shares, (2) rights sold in the Initial Public Offering and private placement that convert into 427,000 ordinary shares, and (3) a unit purchase option sold to the underwriter that is exercisable for 240,000 ordinary shares, warrants to purchase 120,000 ordinary shares and rights that convert into 24,000 ordinary shares, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into ordinary shares are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods.

Reconciliation of Net Loss Per Ordinary Share

The Company’s net loss is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2020	2019	2020	2019
Net loss	$(196,283)	$(116,123)	$(520,260)	$(225,309)
Less: Income attributable to ordinary shares subject to possible redemption	(154)	(144,673)	(19,821)	(528,812)
Adjusted net loss	$(196,437)	$(260,796)	$(540,081)	$(754,121)

Weighted average shares outstanding, basic and diluted	2,027,351	1,881,942	2,007,674	1,833,297

Basic and diluted net loss per ordinary share	$(0.10)	$(0.14)	$(0.27)	$(0.41)

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

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2020

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

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 4,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one ordinary share, one right (“Public Right”) and one redeemable warrant (“Public Warrant”). Each Public Right will convert into one-tenth (1/10) of one ordinary share at the closing of a Business Combination (see Note 9). Each Public Warrant entitles the holder to purchase one-half (1/2) of one ordinary share at an exercise price of $11.50 per full share (see Note 9).

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

In June 2018, the Company issued an aggregate of 1,150,000 founder shares to the Sponsor for an aggregate purchase price of $25,000 in cash. The founder shares included an aggregate of up to 150,000 shares that were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (assuming the initial shareholders did not purchase any Public Shares in the Initial Public Offering and excluding the Private Units and underlying securities). The underwriters’ election to exercise their over-allotment option expired unexercised on October 15, 2018 and, as a result, 150,000 Founder Shares were forfeited, resulting in 1,000,000 Founder Shares outstanding as of November 30, 2020 and February 29, 2020.

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

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2020

(Unaudited)

Administrative Services Arrangement

An affiliate of a member of the Company’s Sponsor entered into an agreement commencing on August 28, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay such entity $10,000 per month for these services. Effective May 31, 2020, the Sponsor agreed to stop charging the Company the monthly administrative fee. For each of the three months ended November 30, 2020 and 2019, the Company incurred $0 and $30,000, respectively, in fees for these services. For the nine months ended November 30, 2020 and 2019, the Company incurred $30,000 and $90,000, respectively, in fees for these services. At November 30, 2020 and February 29, 2020, there was $80,000 and $50,000, respectively, included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit, however, as provided in the Merger Agreement, the Sponsor has agreed to convert up to $500,000 Working Capital Loans into Private Units and simultaneously forfeit 50,000 Founder Shares. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On September 13, 2019 and October 21, 2020, the Company issued convertible notes the First and Second Convertible Notes in the aggregate amount of $800,000 and $500,000, respectively, to the Sponsor. An aggregate of $782,576 was drawn down under these notes, of which $578,632 was used for working capital purposes and $203,944 was used to fund the extension of the Combination Period. During the quarter ended November 30, 2020 a total of $380,000 was repaid, the remaining balance outstanding under these Convertible Notes amounted to an aggregate of $402,576 as of November 30, 2020.

On December 3, 2020, the Company borrowed an additional $67,781 under the Convertible Note to fund the extension of the Combination Period.

On December 9, 2020, the Company issued the Third Convertible Note in the aggregate principal amount of up to $300,000 to the Sponsor. The Convertible Note bears no interest and is repayable in full upon consummation of a Business Combination.

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

On each of August 20, 2019, November 19, 2019 and February 21, 2020, the Company issued unsecured convertible promissory notes in the amount of $400,000, or an aggregate total amount of $1,200,000, representing $0.10 per public share (or $0.30 in the aggregate), to the Sponsor to fund each the three-month extension payment, for a total aggregate extension of nine months and, accordingly, an aggregate of $1,200,000 was deposited into the Trust Account. The notes do not bear interest, mature upon closing of a Business Combination by the Company and are convertible, at the option of the holder, into additional Private Units at a price of $10.00 per Unit. If the Company completes a Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the initial shareholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans in the event that the Company does not complete a Business Combination. As of November 30, 2020, the outstanding balance under the convertible promissory notes were repaid in full.

NOTE 7. PROMISSORY NOTE

On October 22, 2020, the Company issued a promissory note to certain investors in the principal amount of up to $1,860,000. The Promissory Note bears no interest and is repayable in full upon consummation of a Business Combination. As of November 30, 2020, the outstanding balance under the Promissory Note amounted to an aggregate of $1,619,122. On December 3, 2020 additional proceeds of $240,878 were received by the Company under the Promissory Note.

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2020

(Unaudited)

NOTE 8. COMMITMENTS

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

Merger Agreement

On October 21, 2020, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with 4D Pharma PLC, a public limited company incorporated under the laws of England and Wales (“4D Pharma”), and Dolphin Merger Sub Limited, a British Virgin Islands company limited by shares and a wholly-owned subsidiary of 4D Pharma (“Merger Sub”).

Pursuant to the Merger Agreement, among other things, the Company will merge with and into Merger Sub, with Merger Sub continuing as the surviving entity and a wholly-owned subsidiary of 4D Pharma (the “Merger” and the “Surviving Company”). The Merger will become effective at such time on the closing date as the articles containing the plan of the merger and such other items (the “Articles of Merger”) and the resolution amending Merger Sub's memorandum or articles of association and their amendment are registered by the registrar of corporate affairs of the British Virgin Islands or at such other time subsequent thereto, but not exceeding 30 days from such registration, as mutually agreed between 4D Pharma and the Company and specified in the Articles of Merger (the “Effective Time”).

At the Effective Time, each of the Company’s ordinary shares issued and outstanding prior to the Effective Time will be automatically converted into the right to receive the Per Share Merger Consideration (as defined below), and each warrant to purchase the Company’s ordinary shares and right to receive the Company’s ordinary shares that is outstanding immediately prior to the Effective Time will be assumed by 4D Pharma and automatically converted into a warrant to purchase ordinary shares of 4D Pharma and a right to receive ordinary shares of 4D Pharma, payable in Parent ADSs (the “Parent Shares”), respectively. The merger consideration payable upon the Effective Time (the “Merger Consideration”) consists of the Per Share Merger Consideration, means the right to receive 7.5315 Parent Shares for each Company Share issued and outstanding immediately prior to the Effective Time.

4D Pharma shall (i) issue Parent Shares equal to the Per Share Merger Consideration multiplied by the number of Company Shares registered in the name of the shareholders of the Company immediately prior to the Effective Time (the “Share Merger Consideration”) and (ii) issue to such Company Shareholders the number of American Depositary Shares of 4D Pharma (“Parent ADS”) equal to the Share Merger Consideration multiplied by the exchange rate ratio of 1 4D Pharma ADS for every 8 shares of Per Share Merger Consideration (the “Merger Consideration”).

The Merger Agreement contains customary representations, warranties and covenants by the parties thereto and the closing is subject to certain conditions as further described in the Merger Agreement.

NOTE 9. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended and Restated Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At November 30, 2020 and February 29, 2020, there are no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At November 30, 2020 and February 29, 2020, there were 2,050,291 and 1,989,062 ordinary shares issued and outstanding, excluding 575,331 and 3,280,938 ordinary shares subject to possible redemption, respectively.

LONGEVITY ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2020

(Unaudited)

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

NOVEMBER 30, 2020

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

NOTE 10. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at November 30, 2020 and February 29, 2020, indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	November 30, 2020	February 29, 2020
Assets:
Marketable securities held in Trust Account	1	$14,607,845	$42,412,991

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based on this review, other than as described in these condensed financial statements and below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On December 3, 2020, the Company borrowed an additional $67,781 under the Convertible Note to fund the extension of the Combination Period.

On December 9, 2020, the Company issued the Third Convertible Note in the aggregate principal amount of up to $300,000 to the Sponsor. The Convertible Note bears no interest and is repayable in full upon consummation of a Business Combination.

On January 1, 2021, the Sponsor committed to provide the Company loans in the aggregate amount of $400,000 in loans in order to finance transaction costs in connection with a Business Combination.

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

Overview

We are a blank check company incorporated on March 9, 2018 in the British Virgin Islands with limited liability formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with one or more businesses or entities. We currently has until May 29, 2021 to consummate a business combination.

On October 21, 2020, we entered into the Merger Agreement with 4D Pharma and Merger Sub. Pursuant to the Merger Agreement, among other things, we will merge with and into Merger Sub, with Merger Sub continuing as the surviving entity and a wholly-owned subsidiary of 4D Pharma. The Merger will become effective at such time on the closing date as the Articles of Merger and the resolution amending Merger Sub's memorandum or articles of association and their amendment are registered by the registrar of corporate affairs of the British Virgin Islands or at such other time subsequent thereto, but not exceeding 30 days from such registration, as mutually agreed between 4D Pharma and Longevity and specified in the Articles of Merger.

On August 28, 2020, we received the Notice from the Listing Qualifications Department of Nasdaq indicating that we were not in compliance with the Minimum Public Holders Rule, which requires us to have at least 300 public holders for continued listing on The Nasdaq Capital Market.

On December 10, 2020, we received a letter from the Listing Qualifications Department of Nasdaq, confirming that we had regained compliance with the Minimum Public Holders Rule based on its submissions to Nasdaq dated October 12, October 28, and November 30 showing that we had more than 300 public holders and closing the matter.

On October 26, 2020, we filed a definitive proxy statement for a special meeting of shareholders for the November 2020 Extension to be held on November 20, 2020, at which its shareholders shall vote on the amendment to our Charter, extending the date by which we must consummate its initial business combination from November 30, 2020 to May 29, 2021 or such earlier date as determined by our board. Our Shareholders approved the November 2020 Extension at the special meeting.

On December 18, 2020, we held the Longevity 2020 annual meeting and our shareholders approved the longevity director election proposal and the longevity auditor ratification proposal.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through November 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target business for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended November 30, 2020, we had a net loss of $196,283, which consists of operating costs of $196,646, offset by interest income on marketable securities held in the Trust Account of $363.

For the nine months ended November 30, 2020, we had a net loss of $520,260, which consists of operating costs of $566,963, offset by interest income on marketable securities held in the Trust Account of $46,703.

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

For the nine months ended November 30, 2020, cash used in operating activities was $324,718, consisting primarily of a net loss of $520,260 and interest earned on marketable securities held in the Trust Account and not available for operations of $46,703. Changes in our operating assets and liabilities provided cash of $242,245.

For the nine months ended November 30, 2019, cash used in operating activities was $847,371, consisting primarily of a net loss of $225,309 and interest earned on marketable securities held in the Trust Account and not available for operations of $635,133. Changes in our operating assets and liabilities provided cash of $13,071.

At November 30, 2020, we had marketable securities held in the Trust Account of $14,607,845. We intend to use substantially all of the funds held in the Trust Account (excluding deferred underwriting commissions and interest to pay taxes) to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses.

At November 30, 2020, we had cash of $19,330 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and consummate a Business Combination.

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

On November 20, 2020, our shareholders approved an amendment to our Charter to extend the period of time for which we were required to consummate a Business Combination from November 30, 2020 to May 29, 2021. In connection with the approval of the extension on November 20, 2020, shareholders elected to redeem an aggregate of 1,200 ordinary shares, of which was paid cash in the aggregate amount of $12,919, or approximately $10.77 per share on December 1, 2020. In connection with the extension, we deposited into the Trust Account $0.05 for each public share that was not redeemed in connection with the extension, or an aggregate of approximately $68,000, for such extension.

On June 25, 2020, October 7, 2020 and January 1, 2021, the sponsor committed to provide us loans in the aggregate amount of $630,000 in order to finance transaction costs in connection with a Business Combination.

As of the date hereof, we have an outstanding balance of working capital loans provided by the sponsor in the aggregated amount of $500,000 evidenced by a convertible note dated October 21, 2020 issued to the sponsor. As provided in the Merger Agreement, the sponsor has agreed to convert such convertible note of $500,000 into the Company's units immediately prior to the closing of the Business Combination at a conversion price of $10.00 per unit; and in connection with such conversion, the sponsor will forfeit 50,000 founder shares.

On December 9, 2020, the Company issued a facility of $300,000 evidenced by a promissory note to the Sponsor to provide any additional working capital loans to the Company on an as-needed basis towards the consummation of a Business Combination. Outstanding working capital loans, if any, under this promissory note will be paid off by applying the proceeds from the Trust Account after the redemption upon the closing.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of November 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of November 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our preliminary proxy statement in Schedule 14A filed with the SEC on January 8, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Memorandum and Articles of Association. (1)
3.2	Amended and Restated Memorandum and Articles of Association. (1)
3.3	Second Amended and Restated Memorandum and Articles of Association. (2)
3.4	Third Amended and Restated Memorandum and Articles of Association. (3)
4.1	Warrant Agreement, dated August 28, 2018, between Continental Stock Transfer & Trust Company and the Company. (2)
4.2	Rights Agreement, dated August 28, 2018, between Continental Stock Transfer & Trust Company and the Company. (2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

(1)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on August 8, 2018.
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on August 31, 2018.
(3)	Incorporated by reference to the Company's Form 8-K, filed with the Commission on November 20, 2020.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGEVITY ACQUISTION CORPORATION

Date: January 12, 2021		/s/ Alex Lyamport
	Name:	Alex Lyamport
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: January 12, 2021		/s/ Matthew Chen
	Name:	Matthew Chen
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

